Form 10-Q
period 2022-06-30
O-I Glass, Inc. /DE/
filed 2022-08-03
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2022

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of June 30, 2022 was 155,716,434.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$1,778	$1,660	$3,469	$3,161
Cost of goods sold	(1,453)	(1,354)	(2,841)	(2,609)

Gross profit	325	306	628	552

Selling and administrative expense	(123)	(116)	(243)	(218)
Research, development and engineering expense	(20)	(19)	(42)	(37)
Interest expense, net	(46)	(52)	(112)	(103)
Equity earnings	24	22	47	40
Other income (expense), net	168	57	220	(101)

Earnings before income taxes	328	198	498	133
Provision for income taxes	(72)	(75)	(120)	(100)

Net earnings	256	123	378	33
Net earnings attributable to non-controlling interests	(4)	(5)	(38)	(12)
Net earnings attributable to the Company	$252	$118	$340	$21

Basic earnings per share:
Net earnings attributable to the Company	$1.62	$0.75	$2.18	$0.13
Weighted average shares outstanding (thousands)	155,683	157,902	155,765	157,737

Diluted earnings per share:
Net earnings attributable to the Company	$1.59	$0.73	$2.14	$0.13
Weighted average diluted shares outstanding (thousands)	158,951	160,791	158,874	160,459

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings	$256	$123	$378	$33
Other comprehensive income (loss):
Foreign currency translation adjustments	(123)	125	12	38
Pension and other postretirement benefit adjustments, net of tax	26	17	44	37
Change in fair value of derivative instruments, net of tax	20		23	13
Other comprehensive income (loss)	(77)	142	79	88
Total comprehensive income	179	265	457	121
Comprehensive (income) loss attributable to non-controlling interests	4	(7)	(35)	(8)
Comprehensive income attributable to the Company	$183	$258	$422	$113

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30,	December 31,	June 30,
	2022	2021	2021
Assets
Current assets:
Cash and cash equivalents	$661	$725	$531
Trade receivables, net of allowance of $29 million, $28 million, and $32 million at June 30, 2022, December 31, 2021 and June 30, 2021	957	692	855
Inventories	775	816	796
Prepaid expenses and other current assets	224	237	217
Assets held for sale		49
Total current assets	2,617	2,519	2,399

Property, plant and equipment, net	2,758	2,817	2,842
Goodwill	1,792	1,840	1,932
Intangibles, net	272	286	309
Other assets	1,434	1,370	1,392
Total assets	$8,873	$8,832	$8,874

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,190	$1,210	$1,038
Short-term loans and long-term debt due within one year	65	72	85
Other liabilities	530	551	564
Liabilities held for sale		13
Total current liabilities	1,785	1,846	1,687

Long-term debt	4,427	4,753	4,977
Paddock support agreement liability	625	625	625
Other long-term liabilities	777	781	1,083
Share owners' equity	1,259	827	502
Total liabilities and share owners’ equity	$8,873	$8,832	$8,874

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$378	$33
Non-cash charges
Depreciation and amortization	232	232
Pension expense	16	16
Charge related to Paddock support agreement liability		154
Brazil indirect tax credit		(69)
Restructuring, asset impairment and related charges	11	8
Gain on sale of divested business	(55)
Gain on sale leaseback	(182)
Cash payments
Pension contributions	(12)	(24)
Cash paid for restructuring activities	(8)	(10)
Change in components of working capital	(250)	(229)
Other, net (a)	(10)	32
Cash provided by operating activities	120	143
Cash flows from investing activities:
Cash payments for property, plant and equipment	(199)	(175)
Contributions and advances to joint ventures	(11)
Cash proceeds on disposal of other businesses and misc. assets	96	8
Cash proceeds on sale leaseback	190
Cash proceeds on sale of ANZ businesses, net of transaction costs		58
Other	(10)
Cash provided by (utilized in) investing activities	66	(109)
Cash flows from financing activities:
Changes in borrowings, net	(213)	(26)
Payment of finance fees	(20)
Shares repurchased	(20)	(20)
Net cash receipts (payments) for hedging activity	38	(10)
Distributions to non-controlling interests	(26)	(10)
Issuance of common stock and other	(2)	(2)
Cash utilized in financing activities	(243)	(68)
Effect of exchange rate fluctuations on cash	(7)	2
Change in cash	(64)	(32)
Cash at beginning of period	725	563
Cash at end of period	$661	$531
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings before interest income, interest expense, and benefit (provision) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The Company’s management, including the chief operating decision maker (defined as our chief executive officer), uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under accounting principles generally accepted in the United States (“U.S. GAAP”) and, therefore, does not purport to be an alternative to earnings before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures of other companies.

Financial information for the three and six months ended June 30, 2022 and 2021 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales:
Americas	$971	$890	$1,912	$1,727
Europe	765	745	1,474	1,384
Reportable segment totals	1,736	1,635	3,386	3,111
Other	42	25	83	50
Net sales	$1,778	$1,660	$3,469	$3,161

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Earnings before income taxes	$328	$198	$498	$133
Items excluded from segment operating profit:
Retained corporate costs and other	53	42	103	77
Gain on sale of divested business			(55)
Gain on sale leaseback	(182)		(182)
Restructuring, asset impairment and other charges	12	9	12	9
Brazil indirect tax credit		(69)		(69)
Charge related to Paddock support agreement liability				154
Interest expense, net	46	52	112	103
Segment operating profit	$257	$232	$488	$407

Americas	$130	$124	$258	$224
Europe	127	108	230	183
Reportable segment totals	$257	$232	$488	$407

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2022	2021	2021
Total assets:
Americas	$5,028	$4,853	$4,972
Europe	3,325	3,513	3,502

Reportable segment totals	8,353	8,366	8,474
Other	520	466	400
Consolidated totals	$8,873	$8,832	$8,874

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

For the three- and six-month periods ended June 30, 2022 and June 30, 2021, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet.

The following tables for the three months ended June 30, 2022 and 2021 disaggregate the Company’s revenue by customer end use:

	Three months ended June 30, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$613	$576	$1,189
Food and other	199	122	321
Non-alcoholic beverages	159	67	226
Reportable segment totals	$971	$765	$1,736
Other			42
Net sales			$1,778

	Three months ended June 30, 2021
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$546	$564	$1,110
Food and other	204	123	327
Non-alcoholic beverages	140	58	198
Reportable segment totals	$890	$745	$1,635
Other			25
Net sales			$1,660

The following tables for the six months ended June 30, 2022 and 2021 disaggregate the Company’s revenue by customer end use:

	Six months ended June 30, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,189	$1,113	$2,302
Food and other	413	232	645
Non-alcoholic beverages	310	129	439
Reportable segment totals	$1,912	$1,474	$3,386
Other			83
Net sales			$3,469

	Six months ended June 30, 2021
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,049	$1,040	$2,089
Food and other	413	242	655
Non-alcoholic beverages	265	102	367
Reportable segment totals	$1,727	$1,384	$3,111
Other			50
Net sales			$3,161

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

At June 30, 2022 and June 30, 2021, the Company reported $957 million and $855 million of accounts receivable, respectively, net of allowances of $29 million and $32 million, respectively. Changes in the allowance were not material for each of the three and six months ended June 30, 2022 and June 30, 2021.

4. Inventories

Major classes of inventory at June 30, 2022, December 31, 2021 and June 30, 2021 are as follows:

	June 30,	December 31,	June 30,
	2022	2021	2021
Finished goods	$618	$659	$636
Raw materials	115	119	122
Operating supplies	42	38	38
	$775	$816	$796

5. Derivative Instruments

The Company has certain derivative assets and liabilities, which consist of natural gas forwards and collars, foreign exchange option and forward contracts, interest rate swaps and cross-currency swaps. The valuation of these instruments is determined primarily using the income approach, including discounted cash flow analysis on the expected cash flows of each derivative. Natural gas prices, foreign exchange rates and interest rates are the significant inputs into the valuation models. The Company also evaluates counterparty risk in determining fair values. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These inputs are observable in active markets over the terms of the instruments the Company holds, and, accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.

Commodity Forward Contracts and Collars Designated as Cash Flow Hedges

The Company has entered into commodity forward contracts and collars related to forecasted natural gas requirements, the objective of which are to limit the effects of fluctuations in future market prices of natural gas and the related volatility in cash flows.

An unrecognized loss of $1 million at June 30, 2022 related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings in the period when the commodity forward contracts expire.

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

An unrecognized gain of $1 million at June 30, 2022, an unrecognized gain of $6 million at December 31, 2021 and an unrecognized gain of $9 million at June 30, 2021, related to these cross-currency swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $6 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at June 30, 2022 and December 31, 2021.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2022, December 31, 2021 and June 30, 2021:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2022	2021	2021	2022	2021	2021
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$2	$—	$—	$6	$—	$—
Interest rate swaps - fair value hedges (b)		4	11	28	2	1
Cash flow hedges of foreign exchange risk (c)		2	6	1	23	75
Fair value hedges of foreign exchange risk (d)	17	9		2
Net investment hedges (e)	16	3	2		17	40
Total derivatives accounted for as hedges	$35	$18	$19	$37	$42	$116
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	2	1	1		2	2
Total derivatives	$37	$19	$20	$37	$44	$118

Current	$14	$14	$13	$12	$2	$3
Noncurrent	23	5	7	25	42	115
Total derivatives	$37	$19	$20	$37	$44	$118

(a) The notional amount of the commodity forward contracts and collars was approximately 44 million British Thermal Units (“BTUs”) at June 30, 2022. The maximum maturity dates were in 2027 at June 30, 2022.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at June 30, 2022, December 31, 2021 and June 30, 2021. The maximum maturity dates were in 2024 at June 30, 2022, December 31, 2021 and June 30, 2021.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were 514 million Mexican pesos at June 30, 2022, $422 million at December 31, 2021 and $878 million at June 30, 2021. The maximum maturity dates were in 2022 at June 30, 2022 and in 2023 at December 31, 2021 and June 30, 2021.

(d) The notional amounts of the fair value hedges of foreign exchange risk were $850 million at June 30, 2022 and $400 million at December 31, 2021. The maximum maturity dates were in 2030 at June 30, 2022 and December 31, 2021.

(e) The notional amounts of the net investment hedges were €324 million at June 30, 2022 and €311 million at December 31, 2021 and June 30, 2021. The maximum maturity dates were in 2026 for June 30, 2022, 2027 for December 31, 2021 and 2027 for June 30, 2021.

(f) The notional amounts of the foreign exchange derivative contracts were $334 million, $202 million and $305 million at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. The maximum maturity dates were in 2023 for June 30, 2022 and in 2022 for December 31, 2021 and June 30, 2021.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as hedging instruments:	2022	2021	2022	2021
Cash Flow Hedges
Commodity forward contracts and collars(a)	$(3)	$—	$2	$—
Cash flow hedges of foreign exchange risk (b)		(16)		(16)
Net Investment Hedges
Net Investment Hedges (c)	27		2
	$24	$(16)	$4	$(16)

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments:	2022	2021	2022	2021
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(3)	$—	$2	$—
Cash flow hedges of foreign exchange risk (b)	13	32	14	33
Net Investment Hedges
Net Investment Hedges (c)	32	15	3	1
	$42	$47	$19	$34

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedges:	2022	2021	2022	2021
Foreign exchange derivative contracts	$(19)	$(3)	$(16)	$5

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold, (b) other income (expense), net or (c) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2022 and 2021 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2022	$17	$	$10	$27
Charges	3	1	7	11
Write-down of assets to net realizable value		(1)		(1)
Net cash paid, principally severance and related benefits	(2)		(2)	(4)
Other, including foreign exchange translation	(1)			(1)
Balance at June 30, 2022	$17	$—	$15	$32

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2021	$35	$—	$8	$43
Charges	2		6	8
Net cash paid, principally severance and related benefits	(5)		(2)	(7)
Balance at June 30, 2021	$32	$—	$12	$44

Selected information related to the restructuring accruals for the six months ended June 30, 2022 and 2021 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2022	$20	$—	$11	$31
Charges	3	1	7	11
Write-down of assets to net realizable value		(1)		(1)
Net cash paid, principally severance and related benefits	(5)		(3)	(8)
Other, including foreign exchange translation	(1)			(1)
Balance at June 30, 2022	$17	$—	$15	$32

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2021	$38	$	$7	$45
Charges	2		6	8
Net cash paid, principally severance and related benefits	(8)		(2)	(10)
Other, including foreign exchange translation			1	1
Balance at June 30, 2021	$32	$—	$12	$44

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of June 30, 2022 and 2021, no major restructuring programs were in effect.

For the three and six months ended June 30, 2022, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $11 million.  These charges consisted of employee costs, such as severance and benefit-related costs and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s locations in the Americas and Europe.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three and six months ended June 30, 2022, these charges were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and six months ended June 30, 2021, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $8 million.  These charges consisted of employee costs, such as severance and benefit-related costs and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s locations in the Americas and Europe.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three and six months ended June 30, 2021, these charges were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through June 30, 2022, the remaining carrying value of the impaired assets was approximately $0.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2022 and 2021 are as follows:

	U.S.		Non-U.S.
	Three months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Service cost	$3	$3	$2	$3
Interest cost	8	10	6	5
Expected asset return	(15)	(21)	(8)	(11)
Amortization of actuarial loss	10	16	2	3
Net periodic pension cost	$6	$8	$2	$—

The components of the net periodic pension cost for the six months ended June 30, 2022 and 2021 are as follows:

	U.S.		Non-U.S.
	Six months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$6	$6	$5	$6
Interest cost	17	20	11	10
Expected asset return	(30)	(42)	(17)	(23)
Amortization of actuarial loss	20	32	4	7
Net periodic pension cost	$13	$16	$3	$—

The components of pension expense, other than the service cost component, are included in Other income (expense), net on the Condensed Consolidated Results of Operations.

8. Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur, in accordance with U.S. GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions, and factors such as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21% primarily because of varying non-U.S. tax rates and the impact of the U.S. valuation allowance.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, France, Indonesia, Mexico and Peru. The years under examination range from 2004 through 2021. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows. In the second quarter of 2022, the Company settled a tax audit in Mexico equal to reserves previously established of $38 million.

9. Debt

The following table summarizes the long-term debt of the Company at June 30, 2022, December 31, 2021, and June 30, 2021:

	June 30,	December 31,	June 30,
	2022	2021	2021
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A	946
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			83
Term Loans:
Term Loan A		923	1,068
Other secured debt
Senior Notes:
4.00%, due 2023			308
5.875%, due 2023	547	695	693
3.125%, due 2024 (€725 million)	734	826	878
6.375%, due 2025	297	297	297
5.375%, due 2025	299	298	298
2.875%, due 2025 (€500 million)	519	561	589
6.625%, due 2027	606	693	692
4.750%, due 2030	395	395
Finance leases	105	98	105
Other	4	5	6
Total long-term debt	4,452	4,791	5,017
Less amounts due within one year	25	38	40
Long-term debt	$4,427	$4,753	$4,977

The Company presents debt issuance costs in the Condensed Consolidated Balance Sheet as a deduction of the carrying amount of the related debt liability.

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Agreement”), which refinances in full the previous credit agreement (the “Previous Agreement”). The Agreement provides for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allows for a one-time borrowing of up to $600 million, the proceeds of which were to be used, in addition to other consideration paid by the Company and/or its subsidiaries, to directly or indirectly fund an asbestos settlement trust (the “Paddock Trust”) to be established in connection with the confirmed plan of reorganization of Paddock Enterprises, LLC (“Paddock”) proposed by Paddock, O-I Glass and certain other parties in Paddock’s Chapter 11 case (see Note 10 for more information). Subsequent to quarter end, on July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust. The term loans mature, and the revolving credit facilities terminate, in March 2027. The delayed draw term loan matures in December 2023. The Company recorded approximately $2 million of additional interest charges for third-party fees and the write-off of unamortized fees related to the Agreement in the first quarter of 2022.

At June 30, 2022, the Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $950 million in term loan A facilities ($946 million outstanding balance at June 30, 2022, net of debt issuance costs). At June 30, 2022, the Company had unused credit of $1.24 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2022 was 3.13%.

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

The Agreement also contains one financial maintenance covenant, a Secured Leverage Ratio (as defined in the Agreement), that requires the Company not to exceed a ratio of 2.50x calculated by dividing consolidated Net Indebtedness that is then secured by Liens on property or assets of the Company and certain of its subsidiaries by Consolidated EBITDA, as each term is defined and as described in the Credit Agreement. The Secured Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Secured Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2022, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at June 30, 2022 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
5.875%, due 2023	$550	$99.12	$545
3.125%, due 2024 (€725 million)	758	94.66	718
6.375%, due 2025	300	95.50	287
5.375%, due 2025	300	94.57	284
2.875%, due 2025 (€500 million)	523	90.97	476
6.625%, due 2027	612	93.65	573
4.750% due 2030	400	84.86	339

10. Contingencies

Asbestos

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

On December 26 and 27, 2019, the Company implemented the Corporate Modernization, whereby O-I Glass became the new parent entity with Owens-Illinois Group, Inc. (“O-I Group”) and Paddock as direct, wholly owned subsidiaries, with Paddock as the successor-by-merger to O-I (the “Corporate Modernization”). The Company’s legacy asbestos-related liabilities remained within Paddock, with the Company’s glass-making operations remaining under O-I Group. As part of the Corporate Modernization transactions, O-I Glass entered into a support agreement with Paddock that required O-I Glass to provide funding to Paddock for all permitted uses, subject to the terms of the support agreement. The key objectives of the Paddock support agreement were to ensure that Paddock retained the ability to fund the costs and expenses of managing the Chapter 11 process, and ultimately settle Asbestos Claims through the establishment of a trust as described below and fund certain other liabilities.

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to equitably and finally resolve all of its current and future Asbestos Claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. During the course of the Chapter 11 proceeding, Paddock operated in the ordinary course and with court protection from Asbestos Claims by operation of the automatic stay in Paddock’s Chapter 11 filing, which stayed ongoing litigation and submission of claims against Paddock outside the Bankruptcy Court between the Petition Date and the Effective Date (as defined below). Upon the Effective Date, Asbestos Claims were channeled to the Paddock Trust as more fully described herein.

The bankruptcy process provided a centralized forum to fully resolve presently pending and anticipated future lawsuits and claims associated with asbestos. Paddock’s goals in its Chapter 11 case were to (i) confirm and achieve the effective date (the “Effective Date”) of a plan of reorganization under section 524(g) of the Bankruptcy Code, hereby utilizing this specialized provision to establish the Paddock Trust, to address all current and future Asbestos Claims, and (ii) obtain permanent injunctive relief, protecting the Company, each of its current and former affiliates and certain other related parties (the “Company Protected Parties”) from any Asbestos Claims based on products manufactured, sold, used, and/or distributed by Owens-Illinois, Inc in exchange for funding of the Paddock Trust.

Following the Petition Date, the activities of Paddock became subject to review and oversight by the Bankruptcy Court until the Effective Date. As a result, during that period, the Company no longer had exclusive control over Paddock’s activities. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities as of the Petition Date, were derecognized from the Company’s consolidated financial statements on a prospective basis. Simultaneously, the Company recognized a liability related to the Paddock support agreement, as described above, of $471 million as required under applicable accounting standards. The deconsolidation and Paddock support agreement resulted in a loss of approximately $14 million, which was reflected as a charge in the Company’s first quarter 2020 operating results. Additionally, the deconsolidation resulted in an investing outflow of $47 million in the Company’s first quarter 2020 consolidated cash flows.

On February 23, 2021, Paddock and O-I Glass commenced a court-approved non-binding mediation process regarding the terms of a potential consensual plan of reorganization pursuant to section 524(g) of the Bankruptcy Code with the Official Committee of Asbestos Personal Injury Claimants (the “ACC” or “Asbestos Claimants Committee”) appointed in the Paddock Chapter 11 case as the representative of current Paddock asbestos claimants, and the Legal Representative of Future Asbestos Claimants (the “FCR” or “Future Claimants’ Representative”) appointed in the Paddock Chapter 11 case as the representative of future Paddock asbestos claimants. On April 26, 2021, the Company announced that Paddock, the ACC and the FCR reached an agreement in principle, supported by O-I Glass, by accepting a proposal from the mediators setting forth total consideration to fund a trust created under section 524(g) of the Bankruptcy Code upon the Effective Date.

This agreement in principle, which was subject to definitive documentation and satisfaction of certain conditions, was implemented through the Plan (as defined below) and resolved as of the Effective Date, among other things, the potential liability of Paddock and the Company Protected Parties for pending and future personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, used and/or sold by Owens-Illinois, Inc. Under the Plan, which implements the agreement in principle, the Paddock Trust was created pursuant to the provisions of section 524(g) of the Bankruptcy Code and was funded with $610 million in total consideration (“Settlement Consideration”). In exchange for the Settlement Consideration, each of the Company Protected Parties received the benefit of a release from Paddock, and Paddock and the Company Protected Parties received the benefit of an injunction under section 524(g) of the Bankruptcy Code channeling Asbestos Claims to the Paddock Trust and permanently enjoining the assertion of Asbestos Claims against Paddock and the Company Protected Parties. In addition, the Paddock Trust, Paddock and O-I Glass (on behalf of itself and the Company Protected Parties) entered into an agreement through which the Paddock Trust agreed to indemnify the Company Protected Parties against any attempts to evade the channeling injunction or to otherwise bring Asbestos Claims against any Company Protected Party after the Effective Date.

The agreement in principle was subject to, among other things, finalization of certain documentation necessary to implement the Plan, acceptance of the Plan by at least 75% of Paddock’s current asbestos claimants voting on such Plan, and confirmation of the Plan by the Bankruptcy Court and approval of the injunction in favor of Paddock and the Company Protected Parties by the United States District Court for the District of Delaware (“District Court”). Subsequent to quarter end, on the Effective Date of July 8, 2022, each of the foregoing conditions has been satisfied or waived, the Plan became effective, and Asbestos Claims against Paddock and the Company Protected Parties became permanently enjoined. On July 18, 2022, the Settlement Consideration was provided, and on July 20, 2022, the Trust Note (as defined below) was redeemed.

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

On January 12, 2022, Paddock, O-I Glass, the Future Claimants’ Representative and the Asbestos Claimants’ Committee (collectively, the “Plan Proponents”) jointly filed the Plan of Reorganization for Paddock Enterprises, LLC Under Chapter 11 of the Bankruptcy Code, dated January 12, 2022 (including any supplements and exhibits thereto, either in its present form or as the same may be amended, modified or supplemented from time to time in accordance with the terms thereof, the “Plan”). Amended versions of the Plan were subsequently filed on February 14, 2022, April 1, 2022, and May 24, 2022. The Plan incorporates the agreement in principle described herein and thereby provides for a resolution of Asbestos Claims, a resolution of (and a release in favor of the Company and its affiliates for) all claims arising out of the Corporate Modernization and provides that upon the Effective Date, all obligations owed under the support agreement would terminate. Consistent with the Plan, the support agreement was deemed rejected as of the Effective Date, and all obligations between the parties to the support agreement were terminated.

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

On February 23, 2022, consistent with the Bankruptcy Court’s order, Paddock directed Kroll Restructuring Administration, the claims agent in Paddock’s Chapter 11 case, to distribute solicitation packages to holders of Asbestos Claims eligible to vote to accept or reject the Plan. Holders of Asbestos Claims (or their attorneys) entitled to vote to accept or reject the Plan were required to submit their ballots on or before April 8, 2022 at 4:00 p.m. (Prevailing Eastern Time) in order for their votes to be counted. On April 25, 2022, Paddock reported the results of the votes on the Plan. As detailed in the report filed with the Bankruptcy Court, more than 99% in number and 99% in amount of asbestos claimants who voted on the Plan voted to accept the Plan, and as such, the Plan was accepted by current asbestos claimants in the requisite percentages required by the Bankruptcy Code. The Bankruptcy Court held a hearing to consider confirmation of the Plan on May 16, 2022. On May 26, 2022, the Bankruptcy Court entered an order confirming the Plan and recommending that the District Court affirm such confirmation. On June 22, 2022, the District Court entered an order affirming the confirmation order previously issued by the Bankruptcy Court. On July 8, 2022, the

Effective Date of the Plan occurred. Pursuant to the Plan, Paddock issued a promissory note (the “Trust Note”) in the principal amount of $8.5 million to the Paddock Trust on the Effective Date. On July 18, 2022, the Company funded the Paddock Trust with $601.5 million, comprising $600 million borrowed under the Agreement and $1.5 million from cash. On July 20, 2022, Paddock redeemed the Trust Note by paying $8.5 million in cash to the Paddock Trust.

Other Matters

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2022 and 2021 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2022	$2	$3,085	(699)	$389	$(1,821)	$146	$1,102
Reissuance of common stock (0.2 million shares)		(1)	4				3
Shares repurchased (0.8 million shares)		(10)					(10)
Stock compensation (0.1 million shares)		11					11
Net earnings				252		4	256
Other comprehensive loss					(69)	(8)	(77)
Distribution to noncontrolling interests						(26)	(26)
Balance on June 30, 2022	$2	$3,085	$(695)	$641	$(1,890)	$116	$1,259

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2021	$2	$3,131	$(712)	$55	$(2,320)	$106	$262
Issuance of common stock (0.05 million shares)		1					1
Reissuance of common stock (0.1 million shares)		(1)	3				2
Shared repurchased (1.0 million shares)		(20)					(20)
Stock compensation (0.3 million shares)		4					4
Net earnings				118		5	123
Other comprehensive income					140	2	142
Distributions to noncontrolling interests						(10)	(10)
Other		(2)					(2)
Balance on June 30, 2021	$2	$3,113	$(709)	$173	$(2,180)	$103	$502

The activity in share owners’ equity for the six months ended June 30, 2022 and 2021 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2022	$2	$3,090	$(701)	$301	$(1,972)	$107	$827
Reissuance of common stock (0.4 million shares)		(3)	9				6
Shares repurchased (1.5 million shares)		(20)					(20)
Stock compensation (0.5 million shares)		18					18
Net earnings				340		38	378
Other comprehensive income (loss)					82	(3)	79
Distributions to noncontrolling interests						(26)	(26)
Other			(3)				(3)
Balance on June 30, 2022	$2	$3,085	$(695)	$641	$(1,890)	$116	$1,259

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on January 1, 2021	$2	$3,129	$(714)	$152	$(2,272)	$104	$401
Issuance of common stock (0.05 million shares)		1					1
Reissuance of common stock (0.3 million shares)		(3)	7				4
Shares repurchased (1.0 million shares)		(20)					(20)
Stock compensation (0.6 million shares)		8					8
Net earnings				21		12	33
Other comprehensive income (loss)					92	(4)	88
Distributions to noncontrolling interests						(10)	(10)
Other		(2)	(2)			1	(3)
Balance on June 30, 2021	$2	$3,113	$(709)	$173	$(2,180)	$103	$502

During the three months ended June 30, 2022 the Company purchased 770,710 shares of its common stock for approximately $10 million. The share purchases were pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $90 million remained available for purchases under this program as of June 30, 2022.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2022	2021	2021

Shares of common stock issued (including treasury shares)	186,936	187,752	189,029

Treasury shares	31,220	31,397	31,745

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2022 and 2021 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2022	$(1,160)	$(18)		$(643)		$(1,821)
Change before reclassifications	(115)	25		(1)		(91)
Amounts reclassified from accumulated other comprehensive loss		(4)	(a)	12	(b)	8
Translation effect		(1)		15		14
Other comprehensive income (loss) attributable to the Company	(115)	20		26		(69)
Balance on June 30, 2022	$(1,275)	$2		$(617)		$(1,890)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2021	$(1,310)	$(47)		$(963)		$(2,320)
Change before reclassifications	123	(17)		(2)		104
Amounts reclassified from accumulated other comprehensive income (loss)		16	(a)	19	(b)	35
Translation effect		1				1
Other comprehensive income (loss) attributable to the Company	123	—		17		140
Balance on June 30, 2021	$(1,187)	$(47)		$(946)		$(2,180)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2022	$(1,290)	$(21)		$(661)		$(1,972)
Change before reclassifications	15	43		(1)		57
Amounts reclassified from accumulated other comprehensive income (loss)		(19)	(a)	24	(b)	5
Translation effect		(1)		21		20
Tax effect						—
Other comprehensive income attributable to the Company	15	23		44		82
Balance on June 30, 2022	$(1,275)	$2		$(617)		$(1,890)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2021	$(1,229)	$(60)		$(983)		$(2,272)
Change before reclassifications	42	46		(2)		86
Amounts reclassified from accumulated other comprehensive income (loss)		(34)	(a)	39	(b)	5
Translation effect		1				1
Other comprehensive income (loss) attributable to the Company	42	13		37		92
Balance on June 30, 2021	$(1,187)	$(47)		$(946)		$(2,180)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2022 and 2021 included the following:

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022	2021
Gain on sale of divested business (see Note 17)	$		$		$55	$
Gain on sale leaseback (see Note 17)		182			182
Restructuring, asset impairment and other charges		(12)		(9)	(12)		(9)
Brazil indirect tax credit (see Note 10)				69			69
Charge related to Paddock support agreement liability (see Note 10)							(154)
Intangible amortization expense		(8)		(9)	(16)		(17)
Foreign currency exchange loss		(2)			(2)		(2)
Royalty income		5		6	11		11
Other		3			2		1
Other income (expense), net		$168		$57	$220		$(101)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
Numerator:
Net earnings attributable to the Company	$252	$118
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	155,683	157,902
Effect of dilutive securities:
Stock options and other	3,268	2,889
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	158,951	160,791
Basic earnings per share:
Net earnings attributable to the Company	$1.62	$0.75
Diluted earnings per share:
Net earnings attributable to the Company	$1.59	$0.73

The diluted earnings per share computation for the three months ended June 30, 2022 and 2021 excludes 804,953 and 772,521 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Numerator:
Net earnings attributable to the Company	$340	$21
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	155,765	157,737
Effect of dilutive securities:
Stock options and other	3,109	2,722
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	158,874	160,459
Basic earnings per share:
Net earnings attributable to the Company	$2.18	$0.13
Diluted earnings per share:
Net earnings attributable to the Company	$2.14	$0.13

The diluted earnings per share computation for the six months ended June 30, 2022 and 2021 excludes 1,190,747 and 1,331,298 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Six months ended June 30,
	2022	2021
U.S.	$6	$4
Non-U.S.	93	38
Total income taxes paid in cash	$99	$42

Interest paid, including note repurchase premiums, in cash for the six months ended June 30, 2022 and 2021 was $112 million and $97 million, respectively. Cash interest for the six months ended June 30, 2022 included $12 million of note repurchase premiums.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At June 30, 2022, December 31, 2021 and June 30, 2021, the amount of receivables sold by the Company was $453 million, $481 million and $440 million, respectively. These amounts included $158 million, $180 million and $206 million at June 30, 2022, December 31, 2021, and June 30, 2021, respectively, for trade receivable amounts factored under supply chain financing programs linked to commercial arrangements with key customers. For the six months ended June 30, 2022, the Company’s use of its factoring programs resulted in a decrease in cash provided by operating activities of $28 million compared to an increase to cash provided by operating activities of $4 million for the same period in 2021. For the six months ended June 30, 2022 and 2021, the Company recorded expenses related to these factoring programs of approximately $3 million and $3 million, respectively, as interest expense.

16. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the COVID-19 pandemic, which negatively impacted its business in 2020 and, to a lesser extent, in 2021 and the first six months of 2022 and may negatively impact its business and results of operations in the future.

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company and the uncertain future impacts of the COVID-19 pandemic and related economic disruptions. The extent to which the COVID-19 pandemic and related economic disruptions impact the Company’s business and financial results will depend on future developments including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on its customers and suppliers; and how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to:

●	allowance for doubtful accounts and credit losses;

●	carrying value of inventory; and

●	the carrying value of goodwill and other long-lived assets.

There was not a material impact to the above estimates in the Company’s Condensed Consolidated Financial Statements for the six-month period ended June 30, 2022 or June 30, 2021. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Condensed Consolidated Financial Statements in future reporting periods.

17. Divestitures and Sale Leaseback of Land and Building

In May 2022, the Company completed the sale of the land and building related to its Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd. (“Crestpoint”).  Net proceeds were approximately $190 million and the Company recorded a pretax gain of approximately $182 million (approximately $158 million after tax) on the sale, which is reflected in Other income (expense), net on the Condensed Consolidated Results of Operations.

In connection with this transaction, the Company entered into a lease for the land and building with Crestpoint for the Brampton, Ontario plant for an initial term of 10 years. The lease requires the Company to make rent payments of approximately $7.3 million in the first year, gradually increasing to approximately $9.1 million in the tenth year.  The lease is classified as operating and was recorded as a right-of-use asset (included in Other assets on the Condensed Consolidated Balance Sheet) with a balance of approximately $59 million, a current operating lease liability (included in Other liabilities on the Condensed Consolidated Balance Sheet) with a balance of approximately $4 million and a noncurrent operating lease liability (included in Other long-term liabilities on the Condensed Consolidated Balance Sheet) with a balance of approximately $55 million as of June 30, 2022.

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

18. Subsequent Events

Paddock Support Agreement Liability

Subsequent to the second quarter of 2022, on July 8, 2022, the Effective Date of the Plan occurred, the Paddock support agreement was terminated, and the channeling injunction went into effect. Pursuant to the Plan, Paddock issued the Trust Note in the principal amount of $8.5 million to the Paddock Trust on the Effective Date. On July 18, 2022, the Company drew down the $600 million delayed draw term loan and funded the Paddock Trust with $601.5 million, comprising $600 million borrowed under the Agreement and $1.5 million from cash. On July 20, 2022, Paddock redeemed the Trust Note by paying $8.5 million in cash to the Paddock Trust.

Having funded the entire $610 million required by the Plan to the Paddock Trust, on July 20, 2022, the Pledge Agreement made by the Company was terminated, the pledge of the shares of Paddock to the Paddock Trust was released and the Company regained exclusive control over Reorganized Paddock’s activities. Therefore, at that date in the third quarter of 2022, Reorganized Paddock was reconsolidated, and its remaining assets and liabilities were recognized in the Company’s consolidated financial statements on a prospective basis. The funding of the Paddock Trust and certain related expenses will result in an estimated operating cash outflow of $620 million in the Company’s third quarter 2022 consolidated cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings before interest income, interest expense, and provision (benefit) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit represent non-GAAP measures. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the Board of Directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management, including the chief operating decision maker (defined as its chief executive officer) uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

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

The following discussion describes the Company’s consolidated results of operations for the three and six months ended June 30, 2022. The COVID-19 pandemic impacted the Company’s shipment and production levels in 2020 and, to a lesser extent, in 2021 and the first six months of 2022. The Company is actively monitoring the continued impact of the pandemic, which could negatively impact its business, results of operations, cash flows and financial position beyond the second quarter of 2022.

Financial information for the three and six months ended June 30, 2022 and 2021 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales:
Americas	$971	$890	$1,912	$1,727
Europe	765	745	1,474	1,384
Reportable segment totals	1,736	1,635	3,386	3,111
Other	42	25	83	50
Net Sales	$1,778	$1,660	$3,469	$3,161

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings attributable to the Company	$252	$118	$340	$21
Net earnings attributable to non-controlling interests	4	5	38	12
Net earnings	256	123	378	33
Provision for income taxes	72	75	120	100
Earnings before income taxes	328	198	498	133
Items excluded from segment operating profit:
Retained corporate costs and other	53	42	103	77
Gain on sale of divested business			(55)
Gain on sale leaseback	(182)		(182)
Restructuring, asset impairment and other charges	12	9	12	9
Brazil indirect tax credit		(69)		(69)
Charge related to Paddock support agreement liability				154
Interest expense, net	46	52	112	103
Segment operating profit	$257	$232	$488	$407

Americas	130	124	258	224
Europe	127	108	230	183
Reportable segment totals	$257	$232	$488	$407

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2022 and 2021

Net sales in the second quarter of 2022 were $118 million, or approximately 7%, higher than in the same quarter in 2021 primarily due to higher prices. Net sales were negatively impacted by the unfavorable effects of changes in foreign currency exchange rates and the sale of the Company’s glass tableware business in Colombia on March 1, 2022.

Earnings before income taxes were $130 million higher in the second quarter of 2022 compared to the same period in the prior year. This increase was due to higher segment operating profit, a gain on a sale leaseback transaction entered into by the Company for its land and building related to its plant in Brampton, Ontario, Canada and lower net interest expense, partially offset by the non-recurrence of a gain recorded on a Brazilian indirect tax credit in the second quarter of 2021 and higher retained corporate and other costs in the second quarter of 2022 compared to the same period in the prior year.

Segment operating profit for reportable segments in the second quarter of 2022 was $25 million higher compared to the second quarter of 2021, primarily due to higher sales and production levels, strong operating performance, benefits from margin expansion initiatives and higher net prices, slightly offset by higher logistics costs and elevated engineering project activity.

On April 26, 2021, the Company announced that its subsidiary, Paddock Enterprises, LLC (“Paddock”), had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization in Paddock’s Chapter 11 bankruptcy case. The agreement in principle provided for total consideration of $610 million to fund the Paddock Trust (as defined in Note 9 to the Condensed Consolidated Financial Statements). The Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021 primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan (as defined in Note 10 to the Condensed Consolidated Financial Statements) protecting the Company and its affiliates from Asbestos Claims (as defined in Note 10 to the Condensed Consolidated Financial Statements). Subsequent to quarter end, in July 2022, the Plan became effective, and the Paddock Trust was funded by the Company and Paddock with consideration totaling $610 million.

Net interest expense for the second quarter of 2022 decreased $6 million compared to the second quarter of 2021, primarily due to lower debt levels, partially offset by higher interest rates than in the second quarter of 2021.

For the second quarter of 2022, the Company recorded net earnings attributable to the Company of $252 million, or $1.59 per share (diluted), compared to net earnings attributable to the Company of $118 million, or $0.73 per share (diluted), in the second quarter of 2021. As discussed below, net earnings attributable to the Company in both periods included items that management considers not representative of ongoing operations and other adjustments. These items increased net earnings attributable to the Company by $137 million, or $0.86 per share, in the second quarter of 2022 and increased net earnings attributable to the Company by $32 million, or $0.19 per share, in the second quarter of 2021.

Results of Operations — Second Quarter of 2022 Compared with Second Quarter of 2021

Net Sales

The Company’s net sales in the second quarter of 2022 were $1,778 million compared with $1,660 million for the second quarter of 2021, an increase of $118 million, or approximately 7%. Glass container shipments, in tons, were up nearly 1% in the second quarter of 2022, but a slightly less favorable mix resulted in a $1 million decrease to net sales compared to the same period in 2021. Higher selling prices increased net sales by $208 million in the second quarter of 2022, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased net sales by $95 million in the second quarter of 2022 compared to the prior year quarter, primarily driven by the weakening of the Euro and the Colombian peso compared to the U.S. dollar. The non-recurrence of the shipments related to the divestiture of the Company’s glass tableware business in Colombia on March 1, 2022 reduced net sales by approximately $11 million in the second quarter of 2022. Other sales were approximately $17 million higher in the second quarter of 2022 than the same period in the prior year driven by higher machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2021		$1,635
Price	$208
Sales volume and mix	(1)
Effects of changing foreign currency rates	(95)
Divestitures	(11)
Total effect on reportable segment net sales		101
Reportable segment net sales - 2022		$1,736

Americas: Net sales in the Americas in the second quarter of 2022 were $971 million compared to $890 million for the second quarter of 2021, an increase of $81 million, or approximately 9%. Higher selling prices in the region increased net sales by $92 million in the second quarter of 2022, driven by the pass through of higher cost inflation. Glass container shipments in the region were up nearly 1% in the second quarter of 2022 compared to the prior year second quarter. Lower shipments to beer customers, primarily in North America due to a combination of factors, were offset by higher shipments in most other end use categories across the remainder of the region. These higher shipment levels increased net sales by approximately $2 million in the second quarter of 2022 and more than offset choppy demand patterns and ongoing supply chain challenges, which are expected to continue in 2022. The divestiture of the glass tableware business in Colombia reduced net sales by approximately $11 million in the second quarter of 2022 compared to the same period in the prior year. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $2 million in the second quarter of 2022 compared to the same period in 2021, as the Colombian peso weakened in relation to the U.S. dollar.

Europe: Net sales in Europe in the second quarter of 2022 were $765 million compared to $745 million for the second quarter of 2021, an increase of $20 million, or approximately 3%. Glass container shipments in the second quarter of 2022 were up nearly 1%, but a slightly less favorable mix resulted in a $3 million decrease to net sales compared to the second quarter of 2021. Lower shipments to wine customers were offset by higher shipments in most other end use categories. Higher selling prices in Europe increased net sales by $116 million in the second quarter of

2022, driven by the pass through of cost inflation. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $93 million in the second quarter of 2022 as the Euro weakened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $328 million in the second quarter of 2022 compared to earnings before income taxes of $198 million in the second quarter of 2021, an increase of $130 million, or 66%. This increase was due to higher segment operating profit, a gain on a sale leaseback transaction entered into by the Company for its land and building related to its plant in Brampton, Ontario, Canada and lower net interest expense, partially offset by the non-recurrence of a gain recorded on a Brazilian indirect tax credit in the second quarter of 2021 and higher retained corporate and other costs in the second quarter of 2022 compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the second quarter of 2022 was $257 million, compared to $232 million in the second quarter of 2021, an increase of $25 million, or approximately 11%. This increase was primarily due to higher net prices, higher sales and production levels, strong operating performance, benefits from the Company’s margin expansion initiatives, partially offset by higher logistics costs, elevated engineering project activity and the unfavorable effect of changes in foreign currency rates.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2021		$232
Net price (net of cost inflation)	$42
Sales volume and mix	6
Operating costs	(1)
Effects of changing foreign currency rates	(17)
Divestitures	(5)
Total net effect on reportable segment operating profit		25
Reportable segment operating profit - 2022		$257

Americas: Segment operating profit in the Americas in the second quarter of 2022 was $130 million compared to $124 million in the second quarter of 2021, an increase of $6 million, or 5%. The impact of higher shipments and an improved mix discussed above increased segment operating profit by $7 million in the second quarter of 2022 compared to the same period in the prior year. Cost inflation exceeded higher selling prices resulting in a net $5 million decrease to segment operating profit in the second quarter of 2022. Operating costs in the second quarter of 2022 were $12 million lower than in the prior year quarter and included benefits from the region’s margin expansion initiatives, partially offset by furnace events in North America that resulted in higher repair costs and unplanned production downtime. The effects of foreign currency exchange rates decreased segment operating profit by $4 million in the current year period.

In March 2022, the Company completed the sale of its Cristar TableTop S.A.S. (“Cristar”) glass tableware business in Colombia, and in May 2022, the Company completed the sale of its land and building for its Brampton, Ontario, Canada plant in conjunction with a leaseback of this property. The sale of the tableware business and sale leaseback transaction are part of the Company’s portfolio optimization program to divest non-core assets and decapitalize the business through sale-leaseback transactions and redeploy the proceeds to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the Cristar glass tableware business and nearly two months of additional lease expense associated with the Brampton, Ontario sale leaseback transaction reduced segment operating profit by approximately $4 million in the second quarter of 2022 compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the second quarter of 2022 was $127 million compared to $108 million in the second quarter of 2021, an increase of $19 million, or 18%. The impact of shipments and mix discussed above decreased segment operating profit by $1 million. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $47 million in the second quarter of 2022, compared to the second quarter of 2021. Elevated engineering project activity more than exceeded the benefits from margin expansion initiatives and cost control measures and increased the region’s operating costs by approximately $13 million in the second quarter of 2022 compared to the second quarter of the prior year. The effects of foreign currency exchange rates decreased segment operating profit by $13 million in the current year period. The divestiture of the Le Parfait brand in December 2021 reduced segment operating profit by approximately $1 million in the second quarter of 2022 compared to the same period in the prior year.

In addition, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. The Company’s European operations typically purchase natural gas under long-term supply arrangements and frequently agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which is shielding the Company from the full impact of increased natural gas prices.  However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on Russian-sourced energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the second quarter of 2022 was $46 million compared to $52 million for the second quarter of 2021. This decrease was primarily due to lower debt levels, partially offset by higher interest rates.

Provision for Income Taxes

The Company’s effective tax rate from operations for the three months ended June 30, 2022 was 22.0% compared to 37.9% for the three months ended June 30, 2021.  The effective tax rate for the second quarter of 2022 differed from the second quarter of 2021 due to the favorable capital gains tax rate on the sale of the land and building related to the Brampton, Canada plant, as well as a change in mix of geographic earnings.

Net Earnings Attributable to the Company

For the second quarter of 2022, the Company recorded net earnings attributable to the Company of $252 million, or $1.59 per share (diluted), compared to a net earnings attributable to the Company of $118 million, or $0.73 per share (diluted), in the second quarter of 2021. Earnings in the second quarter of 2022 and 2021 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2022	2021
Gain on sale leaseback	182
Restructuring, asset impairment and other charges	(12)	(9)
Brazil indirect tax credit		69
Net provision for income tax on items above	(33)	(28)
Total	$137	$32

Executive Overview — Six months ended June 30, 2022 and 2021

Net sales for the first six months of 2022 were $308 million, or approximately 10%, higher than in the same period in the prior year, primarily due to higher prices and stronger shipments than the prior year period, which was more significantly impacted by COVID-19 and the impact of severe weather in the Americas. Net sales were negatively impacted by the unfavorable effects of changes in foreign currency exchange rates and the sale of the Company’s glass tableware business in Colombia on March 1, 2022.

Earnings before income taxes were $365 million higher in the first six months of 2022 compared to the same period in the prior year. This increase was due to higher segment operating profit, the gains on the sale of the land and building of the Company’s plant in Brampton, Ontario, Canada, and the Company’s glass tableware business in Colombia in the first six months of 2022, as well as the nonoccurrence of the Paddock-related charge in the first six months of 2021, partially offset by the non-recurrence of the gain recorded on a Brazilian indirect tax credit in 2021, higher retained corporate and other costs and higher net interest expense in the first six months of 2022 compared to the same period in the prior year.

Segment operating profit for reportable segments in the first six months of 2022 was $81 million higher compared to the first six months of 2021, primarily due to higher sales and production levels, strong operating performance, benefits from margin expansion initiatives, higher net prices and the non-recurrence of severe weather that impacted the Americas in the first quarter of 2021, slightly offset by higher logistics costs and elevated engineering project activity.

On April 26, 2021, the Company announced that its subsidiary, Paddock Enterprises, LLC (“Paddock”), had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization in Paddock’s Chapter 11 bankruptcy case. The agreement in principle provided for total consideration of $610 million to fund the Paddock Trust (as defined in Note 9 to the Condensed Consolidated Financial Statements). The Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021 primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan (as defined in Note 10 to the Condensed Consolidated Financial Statements) protecting the Company and its affiliates from Asbestos Claims (as defined in Note 10 to the Condensed Consolidated Financial Statements). Subsequent to quarter end, in July 2022, the Plan became effective, and the Paddock Trust was funded by the Company and Paddock with consideration totaling $610 million.

Net interest expense for the first half of 2022 increased $9 million compared to the same period in 2021, primarily due to higher note repurchase premiums and refinancing fees and charges and higher interest rates, partially offset by lower debt levels.

For the first six months of 2022, the Company recorded net earnings attributable to the Company of $340 million, or $2.14 per share (diluted), compared to net earnings attributable to the Company of $21 million, or $0.13 per share (diluted), in the first six months of 2021. As discussed below, net earnings in both periods included items that management considers not representative of ongoing operations and other adjustments. These items increased net earnings attributable to the Company by $135 million, or $0.85 per share, in the first six months of 2022 and decreased net earnings attributable to the Company by $122 million, or $0.76 per share, in the first six months of 2021.

Results of Operations — First six months of 2022 compared with first six months of 2021

Net Sales

The Company’s net sales in the first six months of 2022 were $3,469 million compared with $3,161 million for the first six months of 2021, an increase of $308 million, or approximately 10%. Glass container shipments, in tons, were up approximately 3% in the first half of 2022, increasing net sales by approximately $72 million compared to the same period in 2021, which was more significantly impacted by COVID-19 and the impact of severe weather in the Americas. Higher selling prices increased net sales by $348 million in the first six months of 2022, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased net sales by $130 million in the first half of 2022 compared to the prior year period, primarily driven by the weakening of the Euro compared to the U.S. dollar.

The non-recurrence of the shipments related to the divestiture of the Company’s glass tableware business in Colombia on March 1, 2022 reduced net sales by approximately $15 million in the first six months of 2022. Other sales were approximately $33 million higher in the first half of 2022 than the same period in the prior year driven by higher machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2021		$3,111
Price	$348
Sales volume and mix	72
Effects of changing foreign currency rates	(130)
Divestitures	(15)
Total effect on reportable segment net sales		275
Reportable segment net sales - 2022		$3,386

Americas: Net sales in the Americas in the first six months of 2022 were $1,912 million compared to $1,727 million for the first six months of 2021, an increase of $185 million, or approximately 11%. Higher selling prices in the region increased net sales by $172 million in the first half of 2022, driven by the pass through of higher cost inflation. Glass container shipments in the region were up nearly 2% in the first six months of 2022 compared to the prior year period, which was more significantly impacted by COVID-19 and the impact of severe weather that affected the southern United States and Mexico. These higher shipment levels increased net sales by approximately $24 million in the first six months of 2022 and more than offset choppy demand patterns and ongoing supply chain challenges, which are expected to continue in 2022. This was partially offset by the divestiture of the Cristar glass tableware business in March 2022, which reduced net sales by approximately $15 million in the first half of 2022 compared to the same period in the prior year. The favorable effects of foreign currency exchange rate changes increased net sales by $4 million in the first six months of 2022 compared to the same period in 2021.

Europe: Net sales in Europe in the first six months of 2022 were $1,474 million compared to $1,384 million for the first six months of 2021, an increase of $90 million, or approximately 7%. Glass container shipments in the first half of 2022 were up nearly 5%, increasing net sales by approximately $48 million, compared to the same period in 2021, driven by stronger shipments to wine, spirits and non-alcoholic beverage customers. Higher selling prices in Europe increased net sales by $176 million in the first half of 2022, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $134 million in the first six months of 2022 as the Euro weakened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $498 million in the first half of 2022 compared to $133 million in the first half of 2021, an increase of $365 million. This increase was due to higher segment operating profit, the gains on the sale of land and building of the Company’s plant in Brampton, Ontario, Canada and the Company’s glass tableware business in Colombia in the first six months of 2022 and the non-recurrence of the Paddock-related charge in the first six months of 2021, partially offset by the non-recurrence of the gain recorded on a Brazilian indirect tax credit, higher retained corporate and other costs and higher net interest expense in the first six months of 2022 compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the first half of 2022 was $488 million, compared to $407 million for the first half of 2021, an increase of $81 million, or approximately 20%. This increase was primarily due to higher sales and production levels, strong operating performance, benefits from the Company’s margin expansion initiatives, higher net prices and the non-recurrence of severe weather that impacted the Americas in the first quarter of 2021, slightly offset by higher logistics costs and elevated engineering project activity.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2021		$407
Net price (net of cost inflation)	$57
Sales volume and mix	23
Operating costs	25
Effects of changing foreign currency rates	(16)
Divestitures	(8)
Total net effect on reportable segment operating profit		81
Reportable segment operating profit - 2022		$488

Americas: Segment operating profit in the Americas in the first six months of 2022 was $258 million compared to $224 million in the first six months of 2021, an increase of $34 million, or 15%. The impact of higher shipments discussed above increased segment operating profit by $10 million. The benefit of higher selling prices exceeded cost inflation resulting in a net $7 million increase to segment operating profit in the first half of 2022. Operating costs in the first six months of 2022 were $23 million lower than in the same period of the prior year and included benefits from the region’s margin expansion initiatives, partially offset by furnace events in North America that resulted in higher repair costs and unplanned production downtime. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the current year period.

Included in the above discussion of the factors impacting results, the region’s results for the first six months of 2022 benefited from the non-recurrence of severe weather that occurred in February of 2021, which negatively impacted first quarter 2021 results by approximately $40 million, primarily due to surcharges for usage or excess usage of electricity and natural gas, lost production downtime, lost sales and the cost of incremental repairs.

In March 2022, the Company completed the sale of its Cristar glass tableware business in Colombia, and in May 2022, the Company completed the sale of the land and building of the Company’s plant in Brampton, Ontario, Canada in conjunction with a leaseback of this property. The divestiture and sale leaseback are part of the Company’s portfolio optimization program to divest non-core assets and decapitalize the business through sale-leaseback transactions and redeploy the proceeds to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the Cristar glass tableware business and nearly two months of additional lease expense associated with the Brampton, Ontario sale leaseback transaction reduced segment operating profit by approximately $5 million in the first six months of 2022 compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the first six months of 2022 was $230 million compared to $183 million in the same period of 2021, an increase of $47 million, or 26%. The impact of higher shipments discussed above increased segment operating profit by $13 million. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $50 million in the first six months of 2022 compared to the first six months of 2021. Operating costs in the first six months of 2022 were $2 million lower than in the same period of the prior year and included benefits from the region’s margin expansion initiatives. The effects of foreign currency exchange rates decreased segment operating profit by $15 million in the current year period. The divestiture of the Le Parfait brand in December 2021 reduced segment operating profit by approximately $3 million in the first half of 2022 compared to the same period in the prior year.

In addition, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. The Company’s European operations typically purchase natural gas under long-term supply arrangements and frequently agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which is shielding the Company from the full impact of increased natural gas prices.  However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on Russian-sourced energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense for the first six months of 2022 was $112 million compared to $103 million for the same period of 2021. This increase was primarily due to higher note repurchase premiums and refinancing fees and charges and higher interest rates, partially offset by lower debt levels. Net interest expense for the first six months of 2022 included $18 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity and the Company’s new bank credit agreement.

Provision for Income Taxes

The Company’s effective tax rate from operations for the six months ended June 30, 2022 was 24.1% compared to 75.2% for the six months ended June 30, 2021.  The effective tax rate for the first six months of 2022 differed from the first six months of 2021 due to the favorable capital gains tax rate on the sales of the tableware business and the land and building of its Brampton, Canada plant in the first six months of 2022 and the charge related to the Paddock support agreement liability recorded without a tax benefit in the first six months of 2021, as well as a change in the mix of geographic earnings.

Net Earnings Attributable to Non-Controlling Interests

Net earnings attributable to non-controlling interests for the first six months of 2022 was $38 million compared to $12 million for the first six months of 2021. This increase was primarily due to approximately $29 million of non-controlling interest recorded in the first quarter of 2022 associated with the gain on the sale of the Company’s glass tableware business in Colombia.

Net Earnings Attributable to the Company

For the first six months of 2022, the Company recorded net earnings attributable to the Company of $340 million, or $2.14 per share (diluted), compared to net earnings attributable to the Company of $21 million, or $0.13 per share (diluted), in the first half of 2021. Earnings in the first six months of 2022 and 2021 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2022	2021
Gain on sale of divested business	$55	$
Gain on sale leaseback	182
Restructuring, asset impairment and other charges	(12)		(9)
Charges for note repurchase premiums and write-off of finance fees	(18)
Brazil indirect tax credit			69
Charge related to Paddock support agreement liability			(154)
Net provision for income tax on items above	(43)		(28)
Net impact of noncontrolling interests on items above	(29)
Total	$135		$(122)

Forward Looking Operational and Financial Impacts

●	The Company expects full year 2022 sales shipment growth (in tons) to increase around 1% compared to 2021. Likewise, the Company expects continued benefits from its initiatives to expand margins and higher selling prices that are expected to more than offset cost inflation. Operating costs will also reflect incremental cost for expansion project activity.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment.
●	Including the $620 million funding of the Paddock trust and related expenses, cash provided by operating activities is expected to be approximately $155 million for 2022. Excluding the one-time funding of the Paddock trust and related expenses, cash provided by operating activities is expected to be approximately $775 million for 2022. Capital expenditures in 2022 are expected to be approximately $600 million.
●	The European Union is preparing for potential Russian natural gas curtailments through this next winter and has established a plan to reduce natural gas usage by 15 percent to mitigate the brunt of these potential curtailments. Early in 2022, the Company started to install energy switching capabilities and establish agile network optimization plans. Today, approximately 20% of the Company’s production capacity in Europe is capable of running with oil and the Company expects to have approximately 50% covered by year-end 2022. At this time, it is unclear if meaningful issues will emerge. If natural gas curtailments impact its operations, the Company believes it is well positioned to manage the situation and believes it would represent only a slight potential risk to its 2022 business outlook.
●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2022 were $53 million compared to $42 million in the second quarter of 2021 and were $103 million for the first six months of 2022 compared to $77 million for the first six months of 2021. These costs were higher in the 2022 periods primarily due to inflation, additional research and development expenses related to MAGMA and higher management incentive expense.

Gain on Sale of Divested Business and Sale Leaseback of Land and Building

In May 2022, the Company completed the sale of the land and building of the Company’s Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd.  The Company recorded a pretax gain of approximately $182 million (approximately $158 million after tax) on the sale, which is reflected to Other income (expense), net on the Condensed Consolidated Results of Operations in the second quarter of 2022.

In March 2022, the Company completed the sale of its Cristar glass tableware business in Colombia to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. The related pretax gain was approximately $55 million (approximately $16 million after tax and non-controlling interest). The pretax gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations in the first quarter of 2022.

See Note 17 to the Condensed Consolidated Financial Statements for further information.

Restructuring, Asset Impairment and Other Charges

For the three and six months ended June 30, 2022, the Company recorded charges totaling $12 million for restructuring, asset impairment and other charges consisting of employee costs, such as severance, benefit-related costs and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s locations in the Americas and Europe. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and six months ended June 30, 2021, the Company recorded charges totaling $9 million for restructuring, asset impairment and other charges (including related consulting costs attributed to restructuring of managed services activities) consisting of employee costs, such as severance, benefit-related costs and other exit costs at a number of the Company’s locations in the Americas and Europe. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

Gain on Brazil Indirect Tax Credit

In the second quarter of 2021, the Company recorded a $69 million gain based on a favorable court ruling in Brazil that will allow the Company to recover indirect taxes paid in previous years. This gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations.

Charge for Paddock Support Agreement Liability

On April 26, 2021, the Company announced that its subsidiary, Paddock, had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization in Paddock’s Chapter 11 bankruptcy case. The agreement in principle provided for total consideration of $610 million to fund the Paddock Trust (as defined in Note 9 to the Condensed Consolidated Financial Statements). The Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan (as defined in Note 10 to the Condensed Consolidated Financial Statements) protecting the Company and its affiliates from Asbestos Claims (as defined in Note 10 to the Condensed Consolidated Financial Statements). This charge was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations in the first quarter of 2021. Subsequent to quarter end, in July 2022, the Plan became effective, and the Paddock Trust was funded by the Company and Paddock with consideration totaling $610 million.

See Note 10 to the Condensed Consolidated Financial Statements for further information.

Capital Resources and Liquidity

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Agreement”), which refinances in full the previous credit agreement (the “Previous Agreement”). The Agreement provides for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allows for a one-time borrowing of up to $600 million, the proceeds of which were to be used, in addition to other consideration paid by the Company and/or its subsidiaries, to directly or indirectly fund the Paddock Trust (see Note 10 for more information). Subsequent to quarter end, on July 18, 2022, the Company drew down the $600 million maximum delayed draw term loan to fund, together with other consideration, the Paddock Trust. The term loans mature, and the revolving credit facilities terminate, in March 2027. The delayed draw term loan matures in December 2023. The Company recorded approximately $2 million of additional interest charges for third-party fees and the write-off of unamortized fees related to the Agreement in the first quarter of 2022.

At June 30, 2022, the Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $950 million in term loan A facilities ($946 million outstanding balance at June 30, 2022, net of debt issuance costs). At June 30, 2022, the Company had unused credit of $1.240 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2022 was 3.13%.

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

The Agreement also contains one financial maintenance covenant, a Secured Leverage Ratio (as defined in the Agreement), that requires the Company not to exceed a ratio of 2.50x calculated by dividing consolidated Net Indebtedness that is then secured by Liens on property or assets of the Company and certain of its subsidiaries by Consolidated EBITDA, as each term is defined and as described in the Credit Agreement. The Secured Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Secured Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2022, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at June 30, 2022 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows

Operating activities: Cash provided by operating activities was $120 million for the six months ended June 30, 2022, compared to $143 million cash provided by operating activities for the six months ended June 30, 2021. The decrease in cash provided by operating activities in the first six months of 2022 was primarily due to a higher use of cash from working capital, lower non-cash charges and a higher use of cash from other operating items, partially offset by higher net earnings than in the same period in 2021. For the six months ended June 30, 2022, the Company has contributed approximately $12 million toward its defined benefit pension plans compared to $24 million in the same period in the prior year. In the first six months of both 2022 and 2021, all asbestos-related payments were stayed as a result of Paddock’s Chapter 11 filing in early January 2020. See Note 10 to the Condensed Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $250 million in the first six months of 2022, compared to a use of cash of $229 million in the same period in 2021. The use of cash from working capital was higher in the first six months of 2022 primarily due to higher accounts receivable resulting from higher sales and less factoring. For the six months ended June 30, 2022 and 2021, the Company’s use of its accounts receivable factoring programs resulted in a decrease of $28 million and an increase of $4 million, respectively, to cash provided by operating activities. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of June 30, 2022 were comparable to June 30, 2021. For the six months ended June 30, 2022, other cash flows from operating activities were a higher use of cash of approximately $42 million compared to the same period in the prior year, primarily due to the Company paying a $38 million tax audit settlement in Mexico.

Investing activities: Cash provided by investing activities was $66 million for the six months ended June 30, 2022, compared to $109 million of cash utilized in investing activities for the six months ended June 30, 2021. Capital spending for property, plant and equipment was $199 million during the first six months of 2022, compared to $175 million in the same period in 2021. The Company’s 2022-2024 capital expenditure plan to enable profitable growth has evolved amid ongoing supply chain challenges. The Company now anticipates that it will undertake a broader range of smaller scope capital projects to de-risk project execution.  The Company also plans to accelerate the development of its Generation 3 MAGMA solution.  Additionally, the company recently announced the first U.S. MAGMA greenfield facility to be constructed at Bowling Green, KY, which is expected to commence production in mid-2024. The Company estimates that its full year 2022 capital expenditures should be approximately $600 million.

In addition, as previously disclosed, the Company entered into an Order with the Oregon Department of Environmental Quality to submit a permit application to install pollution control equipment at its Portland, Oregon manufacturing facility or to cease its operations at that facility by June 30, 2022. In the second quarter of 2022, the Company submitted the permit application to install pollution control equipment, allowing it to continue operations at the Portland facility. The current plan for this pollution control equipment is included in the Company’s estimated full year 2022 capital expenditure noted above.

Cash proceeds of approximately $286 million were received in the first six months of 2022, primarily related to the sale of the land and building of the Company’s plant in Brampton, Ontario, Canada and its Cristar glass tableware business in Colombia. In the first quarter of 2021, the Company received approximately $58 million related to the sale of its ANZ businesses. Contributions to joint ventures were $11 million and $0 in the first six months of 2022 and 2021, respectively.

Financing activities:  Cash utilized in financing activities was $243 million for the six months ended June 30, 2022, compared to cash utilized in financing activities of $68 million for the six months ended June 30, 2021.  The increase in cash utilized in financing activities was primarily due to a $187 million increase in net repayments of debt in the first six months of 2022 compared to the same period in the prior year.  The Company paid $20 million for finance fees and premiums related to financing activities in the first six months of 2022, whereas no fees or premiums were paid in the same period in 2021.

During each of the six-month periods ended June 30, 2022 and June 30, 2021, the Company repurchased $20 million of shares of the Company’s common stock.  The Company received approximately $38 million and paid approximately $10 million related to hedge activity for the first six months ended June 30, 2022 and June 30, 2021, respectively.  Distributions to non-controlling interests increased from $10 million in the six months ended June 30, 2021 to $26 million for the same period in 2022 due to the gain on the sale of the Cristar glass tableware business in Colombia.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (12 months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic or the conflict between Russia and Ukraine and their impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. On April 26, 2021, O-I announced that its subsidiary Paddock had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization under the Bankruptcy Code. The agreement provided for total consideration of $610 million to fund the Paddock Trust (as defined in Note 9 to the Condensed Consolidated Financial Statements). Subsequent to quarter end, in July 2022, the Plan became effective, and the Paddock Trust was funded by the Company and Paddock with consideration totaling $610 million. See Note 10 to the Condensed Consolidated Financial Statements for further information.

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

There have been no other material changes in critical accounting estimates at June 30, 2022 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (2) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (3) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, and achieving cost savings, (4) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (5) the Company’s ability to achieve its strategic plan, (6) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it within the timeframe expected, (7) foreign currency fluctuations relative to the U.S. dollar, (8) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (9) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, war, civil disturbance or acts of terrorism, natural disasters, and weather, (10) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (11) consumer preferences for alternative forms of packaging, (12) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current conflict between Russia and Ukraine), (13) consolidation among competitors and customers, (14) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (15) unanticipated operational disruptions, including higher capital spending, (16) the Company’s ability to further develop its sales, marketing and product development capabilities, (17) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (18) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (19) changes in U.S. trade policies, (20) risks related to recycling and recycled content laws and regulations, (21) risks related to climate-change and air emissions, including related laws or regulations and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 2022 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  No such environmental proceedings were pending or contemplated as of June 30, 2022.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

As discussed in Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report, in July 2022, Paddock emerged from Chapter 11 protection and the Paddock Trust (as defined in Note 9) was funded, the occurrence of which modifies the risks factors on this topic included in “Risks Related to the Corporate Modernization” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Otherwise, except as set forth below, there have been no material changes in risk factors at June 30, 2022 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

For example, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. Natural gas forms the primary energy source for the Company’s European operations, and a significant amount of natural gas in Europe is ultimately sourced from Russia. The Company’s European operations typically purchase natural gas under long-term supply arrangements and frequently agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which is shielding the Company from the full impact of increased natural gas prices.

However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions, government-mandated curtailments or government-imposed allocations, or other adverse repercussions on Russian-sourced energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, the Company may need to procure natural gas at then-current market prices, subject to market availability, which could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. Alternatively, for certain plants that have energy switching capabilities, the Company may decide to switch to a different energy source, which could also result in a significant increase in operating costs. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all. The occurrence of any of the foregoing could have a material adverse effect on the Company’s consolidated assets or results of operations.

Labor—Some of the Company’s employees are unionized or represented by workers’ councils, and its business could be affected by labor shortages and labor cost increases.

The Company is party to a number of collective bargaining agreements with labor unions, which at June 30, 2022, covered approximately 74% of the Company’s employees directly associated with its operations in the U.S. and Canada. In June 2022, the Company entered into a new collective bargaining agreement for its principal collective bargaining agreement for the U.S., which approximates 73% of all union-affiliated employees in U.S. and Canada. This new collective bargaining agreement will expire in March 2025.

In addition, approximately 81% of employees in South America and Mexico are covered by other collective bargaining agreements. The collective bargaining agreements in South America and Mexico have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.

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

Global Economic Environment—The global credit, financial and economic environment could have a material adverse effect on the Company’s operations and financial condition.

The global credit, financial and economic environment, and changes in economic conditions or financial markets, could have a material adverse effect on the Company’s operations, including the following:

●	Downturns in the business or financial condition of any of the Company’s customers or suppliers could result in a loss of revenues or a disruption in the supply of raw materials;
●	Unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, could negatively affect consumer demand for the Company’s products;
●	Cost inflation could negatively impact the Company’s costs for energy, labor, materials and services, and impact the Company’s profitability if increased costs are not fully passed on to customers through increased prices of the Company’s products;
●	Tightening of credit in financial markets or increasing interest rates could reduce the Company’s ability, as well as the ability of the Company’s customers and suppliers, to obtain future financing;
●	Volatile market performance could affect the fair value of the Company’s pension assets and liabilities, potentially requiring the Company to make significant additional contributions to its pension plans to maintain prescribed funding levels;
●	The deterioration of any of the lending parties under the Company’s revolving credit facility or the creditworthiness of the counterparties to the Company’s derivative transactions could result in such parties’ failure to satisfy their obligations under their arrangements with the Company;
●	A significant weakening of the Company’s financial position or results of operations could result in noncompliance with the covenants under the Company’s indebtedness; and
●	The current conflict between Russia and Ukraine, as well as any further actions by Russia or other countries relating to this conflict, and related economic sanctions imposed on Russia by other countries may further impact the global credit, financial and economic environment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2022, the Company purchased 770,710 shares of its common stock for approximately $10 million pursuant to a $150 million anti-dilutive share repurchase program authorized by the Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $90 million remained available for purchases under this program as of June 30, 2022. The following table provides information about the Company’s purchases of its common stock during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30, 2022	770,710	$12.96	770,710	90
May 1 - May 31, 2022				90
June 1 - June 30, 2022				90
Total	770,710	$12.96	770,710

Item 6. Exhibits.

Exhibit 10.1*

O-I Glass, Inc. Third Amended and Restated 2017 Incentive Award Plan (filed as Appendix A to O-I Glass, Inc.’s Supplement to Proxy Statement on Schedule 14A filed April 29, 2022, File No. 1-9576, and incorporated herein by reference)

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	August 3, 2022	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer