Form 10-Q
period 2022-09-30
O-I Glass, Inc. /DE/
filed 2022-11-02
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of September 30, 2022 was 155,137,621.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$1,693	$1,609	$5,163	$4,770
Cost of goods sold	(1,368)	(1,307)	(4,209)	(3,916)

Gross profit	325	302	954	854

Selling and administrative expense	(128)	(108)	(371)	(325)
Research, development and engineering expense	(14)	(19)	(56)	(57)
Interest expense, net	(63)	(50)	(175)	(153)
Equity earnings	24	23	71	64
Other income (expense), net	134	(21)	353	(123)

Earnings from continuing operations before income taxes	278	127	776	260
Provision for income taxes	(43)	(43)	(164)	(144)

Earnings from continuing operations	235	84	612	116
Gain from discontinued operations		7		7

Net earnings	235	91	612	123
Net earnings attributable to non-controlling interests	(4)	(6)	(41)	(17)
Net earnings attributable to the Company	$231	$85	$571	$106

Amounts attributable to the Company:
Earnings from continuing operations	$231	$78	$571	$99
Gain from discontinued operations		7		7
Net earnings	$231	$85	$571	$106

Basic earnings per share:
Earnings from continuing operations	$1.49	$0.49	$3.67	$0.62
Gain from discontinued operations		0.05		0.05
Net earnings	$1.49	$0.54	$3.67	$0.67

Weighted average shares outstanding (thousands)	155,115	156,825	155,546	157,430

Diluted earnings per share:
Earnings from continuing operations	$1.45	$0.48	$3.59	$0.61
Gain from discontinued operations		0.05		0.05
Net earnings	$1.45	$0.53	$3.59	$0.66

Weighted average diluted shares outstanding (thousands)	158,935	160,511	158,892	160,473

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings	$235	$91	$612	$123
Other comprehensive income (loss):
Foreign currency translation adjustments	(99)	(110)	(86)	(81)
Pension and other postretirement benefit adjustments, net of tax	31	78	75	115
Change in fair value of derivative instruments, net of tax	24	13	47	26
Other comprehensive income (loss)	(44)	(19)	36	60
Total comprehensive income	191	72	648	183
Comprehensive (income) loss attributable to non-controlling interests	3	(5)	(32)	(3)
Comprehensive income attributable to the Company	$194	$67	$616	$180

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,	September 30,
	2022	2021	2021
Assets
Current assets:
Cash and cash equivalents	$523	$725	$628
Trade receivables, net of allowance of $28 million, $28 million, and $31 million at September 30, 2022, December 31, 2021 and September 30, 2021	892	692	793
Inventories	792	816	808
Prepaid expenses and other current assets	223	237	213
Assets held for sale		49
Total current assets	2,430	2,519	2,442

Property, plant and equipment, net	2,698	2,817	2,785
Goodwill	1,730	1,840	1,879
Intangibles, net	264	286	294
Other assets	1,522	1,370	1,366
Total assets	$8,644	$8,832	$8,766

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,171	$1,210	$1,062
Short-term loans and long-term debt due within one year	331	72	79
Other liabilities	594	551	597
Liabilities held for sale		13
Total current liabilities	2,096	1,846	1,738

Long-term debt	4,280	4,753	4,853
Paddock support agreement liability		625	625
Other long-term liabilities	817	781	980
Share owners' equity	1,451	827	570
Total liabilities and share owners’ equity	$8,644	$8,832	$8,766

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$612	$123
Gain from discontinued operations		(7)
Non-cash charges
Depreciation and amortization	347	349
Pension expense	25	24
Charge related to Paddock support agreement liability		154
Brazil indirect tax credit		(69)
Restructuring, asset impairment and related charges	21	20
Pension settlement charges	5	5
Gain on sale of divested business	(55)
Gain on sale leasebacks	(334)
Cash payments
Pension contributions	(22)	(33)
Cash paid for restructuring activities	(14)	(14)
Paddock Trust Settlement payment and related expenses	(618)
Change in components of working capital	(162)	(139)
Other, net (a)	(29)	36
Cash provided by (utilized in) continuing operating activities	(224)	449
Cash provided by discontinued operating activities		7
Cash provided by (utilized in) operating activities	(224)	456
Cash flows from investing activities:
Cash payments for property, plant and equipment	(346)	(268)
Contributions and advances to joint ventures	(11)
Cash proceeds on disposal of other businesses and misc. assets	96	8
Cash proceeds on sale leasebacks	368
Cash proceeds on sale of ANZ businesses, net of transaction costs		58
Reconsolidation of reorganized Paddock	12
Other	(11)
Cash provided by (utilized in) investing activities	108	(202)
Cash flows from financing activities:
Changes in borrowings, net	(4)	(119)
Payment of finance fees	(29)
Shares repurchased	(30)	(30)
Net cash receipts (payments) for hedging activity	38	(10)
Distributions to non-controlling interests	(27)	(10)
Issuance of common stock and other	(2)	(2)
Cash utilized in financing activities	(54)	(171)
Effect of exchange rate fluctuations on cash	(32)	(18)
Change in cash	(202)	65
Cash at beginning of period	725	563
Cash at end of period	$523	$628
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and benefit (provision) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The Company’s management, including the chief operating decision maker (defined as our chief executive officer), uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under accounting principles generally accepted in the United States (“U.S. GAAP”) and, therefore, does not purport to be an alternative to earnings from continuing operations before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures of other companies.

Financial information for the three and nine months ended September 30, 2022 and 2021 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales:
Americas	$987	$925	$2,898	$2,652
Europe	680	655	2,153	2,039
Reportable segment totals	1,667	1,580	5,051	4,691
Other	26	29	112	79
Net sales	$1,693	$1,609	$5,163	$4,770

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Earnings from continuing operations before income taxes	$278	$127	$776	$260
Items excluded from segment operating profit:
Retained corporate costs and other	63	49	165	126
Gain on sale of divested business			(55)
Gain on sale leasebacks	(153)		(334)
Restructuring, asset impairment and other charges	10	12	21	21
Brazil indirect tax credit				(69)
Charge related to Paddock support agreement liability				154
Pension settlement charges	5	5	5	5
Interest expense, net	63	50	175	153
Segment operating profit	$266	$243	$753	$650

Americas	$130	$133	$388	$357
Europe	136	110	365	293
Reportable segment totals	$266	$243	$753	$650

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2022	2021	2021
Total assets:
Americas	$5,020	$4,853	$4,925
Europe	3,174	3,513	3,457

Reportable segment totals	8,194	8,366	8,382
Other	450	466	384
Consolidated totals	$8,644	$8,832	$8,766

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

For the three- and nine-month periods ended September 30, 2022 and September 30, 2021, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet.

The following tables for the three months ended September 30, 2022 and 2021 disaggregate the Company’s revenue by customer end use:

	Three months ended September 30, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$612	$509	$1,121
Food and other	205	113	318
Non-alcoholic beverages	170	58	228
Reportable segment totals	$987	$680	$1,667
Other			26
Net sales			$1,693

	Three months ended September 30, 2021
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$561	$467	$1,028
Food and other	215	124	339
Non-alcoholic beverages	149	64	213
Reportable segment totals	$925	$655	$1,580
Other			29
Net sales			$1,609

The following tables for the nine months ended September 30, 2022 and 2021 disaggregate the Company’s revenue by customer end use:

	Nine months ended September 30, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,800	$1,621	$3,421
Food and other	617	345	962
Non-alcoholic beverages	481	187	668
Reportable segment totals	$2,898	$2,153	$5,051
Other			112
Net sales			$5,163

	Nine months ended September 30, 2021
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,610	$1,507	$3,117
Food and other	627	366	993
Non-alcoholic beverages	415	166	581
Reportable segment totals	$2,652	$2,039	$4,691
Other			79
Net sales			$4,770

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

At September 30, 2022 and September 30, 2021, the Company reported $892 million and $793 million of accounts receivable, respectively, net of allowances of $28 million and $31 million, respectively. Changes in the allowance were not material for each of the three and nine months ended September 30, 2022 and September 30, 2021.

4. Inventories

Major classes of inventory at September 30, 2022, December 31, 2021 and September 30, 2021 are as follows:

	September 30,	December 31,	September 30,
	2022	2021	2021
Finished goods	$623	$659	$651
Raw materials	131	119	120
Operating supplies	38	38	37
	$792	$816	$808

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

An unrecognized loss of $2 million at September 30, 2022 related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings in the period when the commodity forward contracts expire.

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

An unrecognized gain of $0 at September 30, 2022, an unrecognized gain of $6 million at December 31, 2021 and an unrecognized gain of $9 million at September 30, 2021, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $7 million and $4 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at September 30, 2022 and December 31, 2021, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2022, December 31, 2021 and September 30, 2021:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2022	2021	2021	2022	2021	2021
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$3	$—	$—	$2	$—	$—
Interest rate swaps - fair value hedges (b)		4	9	39	2	1
Cash flow hedges of foreign exchange risk (c)		2	9	1	23	54
Fair value hedges of foreign exchange risk (d)	68	9
Net investment hedges (e)	36	3	2		17	28
Total derivatives accounted for as hedges	$107	$18	$20	$42	$42	$83
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	2	1	1	17	2	4
Total derivatives	$109	$19	$21	$59	$44	$87

Current	$25	$14	$15	$31	$2	$4
Noncurrent	84	5	6	28	42	83
Total derivatives	$109	$19	$21	$59	$44	$87

(a) The notional amount of the commodity forward contracts and collars was approximately 44 million British Thermal Units (“BTUs”) at September 30, 2022. The maximum maturity dates are in 2027 at September 30, 2022.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at September 30, 2022, December 31, 2021 and September 30, 2021. The maximum maturity dates are in 2024 at September 30, 2022, December 31, 2021 and September 30, 2021.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were 259 million Mexican pesos at September 30, 2022, $422 million at December 31, 2021 and $878 million at September 30, 2021. The maximum maturity dates are in 2022 at September 30, 2022 and are in 2023 at December 31, 2021 and September 30, 2021.

(d) The notional amounts of the fair value hedges of foreign exchange risk were $850 million at September 30, 2022 and $400 million at December 31, 2021. The maximum maturity dates are in 2030 at September 30, 2022 and December 31, 2021.

(e) The notional amounts of the net investment hedges were €324 million at September 30, 2022 and €311 million at December 31, 2021 and September 30, 2021. The maximum maturity dates are in 2026 for September 30, 2022, 2027 for December 31, 2021 and 2027 for September 30, 2021.

(f) The notional amounts of the foreign exchange derivative contracts were $448 million, $202 million and $291 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively. The maximum maturity dates are in 2023 for September 30, 2022 and in 2022 for December 31, 2021 and September 30, 2021.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended September 30,		Three months ended September 30,
Derivatives designated as hedging instruments:	2022	2021	2022	2021
Cash Flow Hedges
Commodity forward contracts and collars(a)	$7	$—	$4	$—
Cash flow hedges of foreign exchange risk (b)		24		24
Net Investment Hedges
Net Investment Hedges (c)	23	14	2	1
	$30	$38	$6	$25

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	2022	2021	2022	2021
Cash Flow Hedges
Commodity forward contracts and collars (a)	$4	$—	$6	$—
Cash flow hedges of foreign exchange risk (b)	13	56	14	57
Net Investment Hedges
Net Investment Hedges (c)	55	29	5	2
	$72	$85	$25	$59

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedges:	2022	2021	2022	2021
Foreign exchange derivative contracts	$(16)	$2	$(32)	$9

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold, (b) other income (expense), net or (c) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2022 and 2021 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2022	$17	$	$15	$32
Charges	3	6	1	10
Write-down of assets to net realizable value		(6)		(6)
Net cash paid, principally severance and related benefits	(2)		(4)	(6)
Other, including foreign exchange translation	(1)			(1)
Balance at September 30, 2022	$17	$—	$12	$29

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2021	$32	$—	$12	$44
Charges		1	11	12
Write-down of assets to net realizable value		(1)		(1)
Net cash paid, principally severance and related benefits	(4)		(1)	(5)
Balance at September 30, 2021	$28	$—	$22	$50

Selected information related to the restructuring accruals for the nine months ended September 30, 2022 and 2021 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2022	$20	$—	$11	$31
Charges	6	7	8	21
Write-down of assets to net realizable value		(7)		(7)
Net cash paid, principally severance and related benefits	(7)		(7)	(14)
Other, including foreign exchange translation	(2)			(2)
Balance at September 30, 2022	$17	$—	$12	$29

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2021	$38	$—	$7	$45
Charges	2	1	17	20
Write-down of assets to net realizable value		(1)		(1)
Net cash paid, principally severance and related benefits	(11)		(3)	(14)
Other, including foreign exchange translation	(1)		1	—
Balance at September 30, 2021	$28	$—	$22	$50

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of September 30, 2022 and 2021, no major restructuring programs were in effect.

For the three and nine months ended September 30, 2022, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $10 million and $21 million, respectively.  These charges consisted of employee costs, such as severance and benefit-related costs, asset impairments, and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s locations in the Americas and Europe.  These restructuring charges, which were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations, were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2021, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $12 million and $20 million, respectively.  These charges consisted of employee costs, such as severance and benefit-related costs and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s locations in the Americas and Europe.  These restructuring charges, which were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations, were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through September 30, 2022, the remaining carrying value of the impaired assets was approximately $5 million.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2022 and 2021 are as follows:

	U.S.		Non-U.S.
	Three months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Service cost	$3	$3	$2	$3
Interest cost	9	10	6	5
Expected asset return	(15)	(21)	(8)	(11)
Amortization of actuarial loss	10	16	2	3
Net periodic pension cost	$7	$8	$2	$—

The components of the net periodic pension cost for the nine months ended September 30, 2022 and 2021 are as follows:

	U.S.		Non-U.S.
	Nine months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$9	$9	$7	$9
Interest cost	26	30	16	15
Expected asset return	(45)	(63)	(25)	(34)
Amortization of actuarial loss	30	48	7	10
Net periodic pension cost	$20	$24	$5	$—

The components of pension expense, other than the service cost component, are included in Other income (expense), net on the Condensed Consolidated Results of Operations.

The Company settled a portion of its pension obligations, which resulted in pension settlement charges of $5 million in both the three and nine months ended September 2022. The Company settled a portion of its pension obligations, which resulted in a reduction of its pension liability of approximately $46 million and pension settlement charges of $5 million in both the three and nine months ended September 30, 2021.

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

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, France, Indonesia, Italy, Mexico and Peru. The years under examination range from 2004 through 2021. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows. In the second quarter of 2022, the Company settled a tax audit in Mexico equal to reserves previously established of $38 million.

9. Debt

The following table summarizes the long-term debt of the Company at September 30, 2022, December 31, 2021, and September 30, 2021:

	September 30,	December 31,	September 30,
	2022	2021	2021
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A	1,444
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans
Term Loans:
Term Loan A		923	1,068
Other secured debt
Senior Notes:
4.00%, due 2023			308
5.875%, due 2023	249	695	694
3.125%, due 2024 (€725 million)	674	826	854
6.375%, due 2025	298	297	297
5.375%, due 2025	299	298	298
2.875%, due 2025 (€500 million)	487	561	574
6.625%, due 2027	606	693	693
4.750%, due 2030	396	395
Finance leases	103	98	99
Other	4	5	5
Total long-term debt	4,560	4,791	4,890
Less amounts due within one year	280	38	37
Long-term debt	$4,280	$4,753	$4,853

The Company presents debt issuance costs in the Condensed Consolidated Balance Sheet as a deduction of the carrying amount of the related debt liability.

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Original Agreement”), which refinanced in full the previous credit agreement. The Original Agreement provided for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allowed for a one-time borrowing of up to $600 million, the proceeds of which were used, in addition to other consideration paid by the Company and/or its subsidiaries, to fund an asbestos settlement trust (the “Paddock Trust”) established in connection with the confirmed plan of reorganization of Paddock Enterprises, LLC (“Paddock”) proposed by Paddock, O-I Glass and certain other parties in Paddock’s Chapter 11 case (see Note 10 for more information). On July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust.

On August 30, 2022, certain of the Company’s subsidiaries entered into an Amendment No. 1 to its Credit Agreement and Syndicated Facility Agreement (the “Credit Agreement Amendment”), which amends the Original Agreement (as amended by the Credit Agreement Amendment, the “Credit Agreement”). The Credit Agreement Amendment provides for up to $500 million of additional borrowings in the form of term loans. The proceeds of such term loans were used, together with cash, to retire the $600 million delayed draw term loan. The term loans mature, and the revolving credit facilities terminate, in March 2027. The term loans borrowed under the Credit Agreement Amendment are secured by certain collateral of the Company and certain of its subsidiaries. In addition, the Credit Agreement Amendment makes modifications to certain loan documents, in order to give the Company increased flexibility to incur secured debt in the future.

The Company recorded approximately $1 million of additional interest charges for third-party fees and the write-off of unamortized fees related to the Credit Agreement Amendment in the third quarter of 2022. The Company recorded approximately $2 million of additional interest charges for third-party fees incurred in connection with the execution of the Original Agreement and the write-off of unamortized fees related to the previous credit agreement in the first quarter of 2022.

At September 30, 2022, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1,450 million in term loan A facilities ($1,444 million outstanding balance at September 30, 2022, net of debt issuance costs). At September 30, 2022, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2022 was 4.81%.

The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain indebtedness and liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted payments, make certain asset sales within guidelines and limits, engage in certain affiliate transactions, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain subordinated debt obligations.

The Credit Agreement also contains one financial maintenance covenant, a Secured Leverage Ratio (as defined in the Credit Agreement), that requires the Company not to exceed a ratio of 2.50x calculated by dividing consolidated Net Indebtedness that is then secured by Liens on property or assets of the Company and certain of its subsidiaries by Consolidated EBITDA, as each term is defined and as described in the Credit Agreement. The Secured Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Secured Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2022, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

The Total Leverage Ratio (as defined in the Credit Agreement) determines pricing under the Credit Agreement. The interest rate on borrowings under the Credit Agreement is, at the Company’s option, the Base Rate, Term SOFR or, for non-U.S. dollar borrowings only, the Eurocurrency Rate (each as defined in the Credit Agreement), plus an applicable margin. The applicable margin is linked to the Total Leverage Ratio. The margins range from 1.00% to 2.25% for Term SOFR loans and Eurocurrency Rate loans and from 0.00% to 1.25% for Base Rate loans. In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.35% per annum linked to the Total Leverage Ratio.

Obligations under the Credit Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries. Such obligations are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign obligations, of stock of certain foreign subsidiaries. All obligations under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company, and certain foreign obligations under the Credit Agreement are guaranteed by certain foreign subsidiaries of the Company.

In August 2022, the Company redeemed $300 million aggregate principal amount of its 5.875% Senior Notes due 2023. Following the redemption, $250.0 million aggregate principal amount of the 5.875% Senior Notes due 2023 remained outstanding. The redemption was funded with cash on hand. The Company recorded approximately $7 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to this redemption.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at September 30, 2022 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
5.875%, due 2023	$250	$99.61	$249
3.125%, due 2024 (€725 million)	711	93.17	662
6.375%, due 2025	300	94.40	283
5.375%, due 2025	300	92.89	279
2.875%, due 2025 (€500 million)	490	90.16	442
6.625%, due 2027	612	90.45	554
4.750% due 2030	400	79.94	320

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

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to equitably and finally resolve all of its current and future Asbestos Claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Following the Petition Date, the activities of Paddock became subject to review and oversight by the Bankruptcy Court. As a result, the Company no longer had exclusive control over Paddock’s activities. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities as of the Petition Date, were derecognized from the Company’s consolidated financial statements on a prospective basis. Simultaneously, the Company recognized a liability related to the Paddock support agreement of $471 million as required under applicable accounting standards.

On April 26, 2021, the Company announced that (i) Paddock, (ii) the Official Committee of Asbestos Personal Injury Claimants (the “ACC”), appointed in the Paddock Chapter 11 case as the representative of current Paddock asbestos claimants, and (iii) the Legal Representative of Future Asbestos Claimants (the “FCR”), appointed in the Paddock Chapter 11 case as the representative of future Paddock asbestos claimants, had reached an agreement in principle, supported by O-I Glass, by accepting a proposal from Paddock’s court-appointed mediators setting forth total consideration to fund a trust created under section 524(g) of the Bankruptcy Code upon the effective date of a plan of reorganization for Paddock (the “Effective Date”).

In connection with the agreement in principle, the Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement as a recognizable subsequent event in the Company’s consolidated results of operations for the quarter ended March 31, 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan (as defined below) protecting the Company, each of its current and former affiliates and certain other related parties (the “Company Protected Parties”) from Asbestos Claims, as well as certain other adjustments to Paddock’s assets and liabilities, including estimated professional fees and expenses to be incurred in confirming and implementing the Plan. This charge was recorded to Other income (expense), net on the Consolidated Results of Operations.

On January 12, 2022, Paddock, O-I Glass, the FCR and the ACC jointly filed the Plan of Reorganization for Paddock Enterprises, LLC Under Chapter 11 of the Bankruptcy Code, dated January 12, 2022 (including any supplements and exhibits thereto, as amended, modified or supplemented from time to time in accordance with the terms thereof, the “Plan”). Amended versions of the Plan were subsequently filed on February 14, 2022, April 1, 2022, and May 24, 2022. The Plan incorporates and implements the agreement in principle described herein. On May 26, 2022, the Bankruptcy Court entered an order confirming the Plan and recommending that the District Court affirm such confirmation. On June 22, 2022, the District Court entered an order affirming the confirmation order previously issued by the Bankruptcy Court. On July 8, 2022, the Effective Date of the Plan occurred.

Under the confirmed and effective Plan, the Paddock Trust was created pursuant to the provisions of section 524(g) of the Bankruptcy Code and was funded with $610 million in total consideration (“Settlement Consideration”). In exchange for the Settlement Consideration, each of the Company Protected Parties received the benefit of a release from Paddock, and Paddock and the Company Protected Parties received the benefit of an injunction under section 524(g) of the Bankruptcy Code channeling Asbestos Claims to the Paddock Trust and permanently enjoining the assertion of Asbestos Claims against Paddock and the Company Protected Parties. In addition, the Paddock Trust, Paddock and O-I Glass (on behalf of itself and the Company Protected Parties) entered into an agreement through which the Paddock Trust agreed to indemnify the Company Protected Parties against any attempts to evade the channeling injunction or to otherwise bring Asbestos Claims against any Company Protected Party after the Effective Date. As a result, the Plan provides for a full and final resolution of Asbestos Claims, a full and final resolution of (and a release in favor of the Company and its affiliates for) all claims arising out of the Corporate Modernization and provides that upon the Effective Date (which occurred on July 8, 2022), all obligations owed under the support agreement would terminate. Consistent with the Plan, the support agreement was deemed rejected as of the Effective Date, and all obligations between the parties to the support agreement were terminated.

Pursuant to the Plan, Paddock issued a promissory note (the “Trust Note”) in the principal amount of $8.5 million to the Paddock Trust on the Effective Date and the Company issued a pledge of the equity interests in reorganized Paddock to the Paddock Trust to secure the Trust Note. On July 18, 2022, the Company funded the Paddock Trust with $601.5 million, comprising $600 million borrowed under the Credit Agreement and $1.5 million from cash. On July 20, 2022, Paddock redeemed the Trust Note by paying $8.5 million in cash to the Paddock Trust, and the pledge of equity interests in reorganized Paddock was cancelled.

As a result of the funding of the Paddock Trust and the cancellation of the pledge of equity interests in reorganized Paddock, on July 20, 2022, the Company regained exclusive control over reorganized Paddock’s activities.  Therefore, at that date in the third quarter of 2022, reorganized Paddock was reconsolidated, and its remaining assets totaling $18 million (including $12 million of cash and cash equivalents) and liabilities totaling $30 million were recognized in the Company’s condensed consolidated financial statements.  The funding of the Paddock Trust and certain related expenses resulted in an operating cash outflow of $618 million in the Company’s condensed consolidated cash flows during the third quarter of 2022.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2022 and 2021 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2022	$2	$3,085	(695)	$641	$(1,890)	$116	$1,259
Reissuance of common stock (0.2 million shares)		(2)	4				2
Shares repurchased (0.8 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		10					10
Net earnings				231		4	235
Other comprehensive loss					(37)	(7)	(44)
Distribution to noncontrolling interests						(1)	(1)
Balance on September 30, 2022	$2	$3,083	$(691)	$872	$(1,927)	$112	$1,451

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2021	$2	$3,113	$(709)	$173	$(2,180)	$103	$502
Reissuance of common stock (0.2 million shares)		(1)	4				3
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		3					3
Net earnings				85		6	91
Other comprehensive loss					(18)	(1)	(19)
Balance on September 30, 2021	$2	$3,105	$(705)	$258	$(2,198)	$108	$570

The activity in share owners’ equity for the nine months ended September 30, 2022 and 2021 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2022	$2	$3,090	$(701)	$301	$(1,972)	$107	$827
Reissuance of common stock (0.6 million shares)		(5)	13				8
Shares repurchased (2.3 million shares)		(30)					(30)
Stock compensation (0.5 million shares)		28					28
Net earnings				571		41	612
Other comprehensive income (loss)					45	(9)	36
Distributions to noncontrolling interests						(27)	(27)
Other			(3)				(3)
Balance on September 30, 2022	$2	$3,083	$(691)	$872	$(1,927)	$112	$1,451

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2021	$2	$3,129	$(714)	$152	$(2,272)	$104	$401
Issuance of common stock (0.05 million shares)		1					1
Reissuance of common stock (0.3 million shares)		(4)	11				7
Shares repurchased (1.7 million shares)		(30)					(30)
Stock compensation (0.6 million shares)		11					11
Net earnings				106		17	123
Other comprehensive income (loss)					74	(14)	60
Other		(2)	(2)			1	(3)
Balance on September 30, 2021	$2	$3,105	$(705)	$258	$(2,198)	$108	$570

During the three months ended September 30, 2022, the Company purchased 768,984 shares of its common stock for approximately $10 million. The share purchases were pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $80 million remained available for purchases under this program as of September 30, 2022.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2022	2021	2021

Shares of common stock issued (including treasury shares)	186,180	187,752	188,426

Treasury shares	31,042	31,397	31,599

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2022 and 2021 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2022	$(1,275)	$2		$(617)		$(1,890)
Change before reclassifications	(92)	30				(62)
Amounts reclassified from accumulated other comprehensive loss		(6)	(a)	17	(b)	11
Translation effect				14		14
Other comprehensive income (loss) attributable to the Company	(92)	24		31		(37)
Balance on September 30, 2022	$(1,367)	$26		$(586)		$(1,927)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2021	$(1,187)	$(47)		$(946)		$(2,180)
Change before reclassifications	(109)	37		47		(25)
Amounts reclassified from accumulated other comprehensive income (loss)		(25)	(a)	24	(b)	(1)
Translation effect				7		7
Tax effect		1				1
Other comprehensive income (loss) attributable to the Company	(109)	13		78		(18)
Balance on September 30, 2021	$(1,296)	$(34)		$(868)		$(2,198)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2022 and 2021 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2022	$(1,290)	$(21)		$(661)		$(1,972)
Change before reclassifications	(77)	73		(1)		(5)
Amounts reclassified from accumulated other comprehensive income (loss)		(25)	(a)	41	(b)	16
Translation effect		(1)		35		34
Other comprehensive income attributable to the Company	(77)	47		75		45
Balance on September 30, 2022	$(1,367)	$26		$(586)		$(1,927)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2021	$(1,229)	$(60)		$(983)		$(2,272)
Change before reclassifications	(67)	83		45		61
Amounts reclassified from accumulated other comprehensive income (loss)		(59)	(a)	63	(b)	4
Translation effect		1		7		8
Tax effect		1				1
Other comprehensive income (loss) attributable to the Company	(67)	26		115		74
Balance on September 30, 2021	$(1,296)	$(34)		$(868)		$(2,198)

(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2022 and 2021 included the following:

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022	2021
Gain on sale of divested business (see Note 17)	$		$		$55	$
Gain on sale leasebacks (see Note 17)		153			334
Restructuring, asset impairment and other charges		(10)		(12)	(21)		(21)
Brazil indirect tax credit (see Note 10)							69
Pension settlement charges		(5)		(5)	(5)		(5)
Charge related to Paddock support agreement liability (see Note 10)							(154)
Intangible amortization expense		(8)		(9)	(24)		(26)
Foreign currency exchange loss		(3)		(1)	(4)		(3)
Royalty income		7		6	18		17
Other income (expense), net		$134		$(21)	$353		$(123)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
Numerator:
Net earnings attributable to the Company	$231	$85
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	155,115	156,825
Effect of dilutive securities:
Stock options and other	3,820	3,686
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	158,935	160,511
Basic earnings per share:
Earnings from continuing operations attributable to the Company	$1.49	$0.49
Gain from discontinued operations		0.05
Net earnings attributable to the Company	$1.49	$0.54
Diluted earnings per share:
Earnings from continuing operations attributable to the Company	$1.45	$0.48
Gain from discontinued operations		0.05
Net earnings attributable to the Company	$1.45	$0.53

The diluted earnings per share computation for the three months ended September 30, 2022 and 2021 excludes 724,186 and 958,014 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
Numerator:
Net earnings attributable to the Company	$571	$106
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	155,546	157,430
Effect of dilutive securities:
Stock options and other	3,346	3,043
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	158,892	160,473
Basic earnings per share:
Earnings from continuing operations attributable to the Company	$3.67	$0.62
Gain from discontinued operations		0.05
Net earnings attributable to the Company	$3.67	$0.67
Diluted earnings per share:
Earnings from continuing operations attributable to the Company	$3.59	$0.61
Gain from discontinued operations		0.05
Net earnings attributable to the Company	$3.59	$0.66

The diluted earnings per share computation for the nine months ended September 30, 2022 and 2021 excludes 1,035,227 and 1,206,870 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Nine months ended September 30,
	2022	2021
U.S.	$9	$6
Non-U.S.	128	58
Total income taxes paid in cash	$137	$64

Interest paid, including note repurchase premiums, in cash for the nine months ended September 30, 2022 and 2021 was $172 million and $144 million, respectively. Cash interest for the nine months ended September 30, 2022 included $17 million of note repurchase premiums.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At September 30, 2022, December 31, 2021 and September 30, 2021, the amount of receivables sold by the Company was $447 million, $481 million and $416 million, respectively. These amounts included $174 million, $180 million and $189 million at September 30, 2022, December 31, 2021, and September 30, 2021, respectively, for trade receivable amounts factored under supply chain financing programs linked to commercial arrangements with key customers. For the nine months ended September 30, 2022, the Company’s use of its factoring programs resulted in a decrease in cash provided by operating activities of $34 million compared to a decrease in cash provided by operating activities of $20 million for the same period in 2021. For the nine months ended September 30, 2022 and 2021, the Company recorded expenses related to these factoring programs of approximately $6 million and $4 million, respectively.

16. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the COVID-19 pandemic, which negatively impacted its business in 2020 and, to a lesser extent, in 2021 and the first nine months of 2022 and may negatively impact its business and results of operations in the future.

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

There was not a material impact to the above estimates in the Company’s Condensed Consolidated Financial Statements for the nine-month period ended September 30, 2022 or September 30, 2021. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Condensed Consolidated Financial Statements in future reporting periods.

17. Divestitures and Sale Leasebacks of Land and Building

In August 2022, the Company completed the sale of the land and building related to its Vernon, California (Los Angeles) plant to 2900 Fruitland Avenue Investors LLC and 2901 Fruitland Avenue Investors LLC (“Fruitland”).  Proceeds from the sale were approximately $181 million and the Company recorded a pretax gain of approximately $153 million (approximately $153 million after tax) on the sale, which is reflected in Other income (expense), net on the Condensed Consolidated Results of Operations.

In connection with this transaction, the Company entered into a lease for the land and building with Fruitland for the Vernon, California plant for an initial term of 10 years. The lease requires the Company to make rent payments of approximately $7.2 million in the first year, gradually increasing to approximately $10.3 million in the tenth year.  The lease is classified as operating and was recorded as a right-of-use asset (included in Other assets on the Condensed Consolidated Balance Sheet) with a balance of approximately $62 million, a current operating lease liability (included in Other liabilities on the Condensed Consolidated Balance Sheet) with a balance of approximately $3 million and a noncurrent operating lease liability (included in Other long-term liabilities on the Condensed Consolidated Balance Sheet) with a balance of approximately $59 million as of September 30, 2022.

In May 2022, the Company completed the sale of the land and building related to its Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd. (“Crestpoint”).  Net proceeds were approximately $190 million, and the Company recorded a pretax gain of approximately $182 million (approximately $158 million after tax) on the sale, which is reflected in Other income (expense), net on the Condensed Consolidated Results of Operations.

In connection with this transaction, the Company entered into a lease for the land and building with Crestpoint for the Brampton, Ontario plant for an initial term of 10 years. The lease requires the Company to make rent payments of approximately $7.3 million in the first year, gradually increasing to approximately $9.1 million in the tenth year.  The lease is classified as operating and was recorded as a right-of-use asset (included in Other assets on the Condensed Consolidated Balance Sheet) with a balance of approximately $54 million, a current operating lease liability (included in Other liabilities on the Condensed Consolidated Balance Sheet) with a balance of approximately $4 million and a noncurrent operating lease liability (included in Other long-term liabilities on the Condensed Consolidated Balance Sheet) with a balance of approximately $51 million as of September 30, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision (benefit) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit represent non-GAAP measures. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the Board of Directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management, including the chief operating decision maker (defined as its chief executive officer) uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

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

The following discussion describes the Company’s consolidated results of operations for the three and nine months ended September 30, 2022. The COVID-19 pandemic impacted the Company’s shipment and production levels in 2020 and, to a lesser extent, in 2021 and the first nine months of 2022. The Company is actively monitoring the continued impact of the pandemic, which could negatively impact its business, results of operations, cash flows and financial position beyond the third quarter of 2022.

Financial information for the three and nine months ended September 30, 2022 and 2021 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales:
Americas	$987	$925	$2,898	$2,652
Europe	680	655	2,153	2,039
Reportable segment totals	1,667	1,580	5,051	4,691
Other	26	29	112	79
Net Sales	$1,693	$1,609	$5,163	$4,770

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings attributable to the Company	$231	$85	$571	$106
Net earnings attributable to non-controlling interests	4	6	41	17
Net earnings	235	91	612	123
Gain from discontinued operations		(7)		(7)
Earnings from continuing operations	235	84	612	116
Provision for income taxes	43	43	164	144
Earnings from continuing operations before income taxes	278	127	776	260
Items excluded from segment operating profit:
Retained corporate costs and other	63	49	165	126
Gain on sale of divested business			(55)
Gain on sale leasebacks	(153)		(334)
Restructuring, asset impairment and other charges	10	12	21	21
Brazil indirect tax credit				(69)
Charge related to Paddock support agreement liability				154
Pension settlement charges	5	5	5	5
Interest expense, net	63	50	175	153
Segment operating profit	$266	$243	$753	$650

Americas	130	133	388	357
Europe	136	110	365	293
Reportable segment totals	$266	$243	$753	$650

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2022 and 2021

Net sales in the third quarter of 2022 were $84 million higher, or approximately 5%, than in the same quarter in 2021 primarily due to higher prices. Net sales were negatively impacted by the unfavorable effects of changes in foreign currency exchange rates and the sale of the Company’s glass tableware business in Colombia on March 1, 2022.

Earnings from continuing operations before income taxes were $151 million higher in the third quarter of 2022 compared to the same period in the prior year. This increase was due to higher segment operating profit and a gain on a sale leaseback transaction entered into by the Company for its land and building related to its plant in Vernon, California, partially offset by higher retained corporate and other costs and higher net interest expense in the third quarter of 2022 compared to the same period in the prior year.

Segment operating profit for reportable segments in the third quarter of 2022 was $23 million higher compared to the third quarter of 2021, primarily due to higher net prices, strong operating performance and benefits from margin expansion initiatives, partially offset by elevated asset project activity and unplanned production downtime, the unfavorable effects of changes in foreign currency exchange rates and the unfavorable impact from divestitures in earlier periods.

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

Net interest expense for the third quarter of 2022 increased $13 million compared to the third quarter of 2021, primarily due to higher note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity, as well as higher interest rates, partially offset by lower debt levels than in the third quarter of 2021.

For the third quarter of 2022, the Company recorded net earnings from continuing operations attributable to the Company of $231 million, or $1.45 per share (diluted), compared to $78 million, or $0.48 per share (diluted), in the third quarter of 2021. As discussed below, net earnings from continuing operations attributable to the Company in both periods included items that management considers not representative of ongoing operations and other adjustments. These items increased net earnings from continuing operations attributable to the Company by $130 million, or $0.82 per share, in the third quarter of 2022 and decreased net earnings from continuing operations attributable to the Company by $16 million, or $0.10 per share, in the third quarter of 2021.

Results of Operations — Third Quarter of 2022 Compared with Third Quarter of 2021

Net Sales

The Company’s net sales in the third quarter of 2022 were $1,693 million compared with $1,609 million for the third quarter of 2021, an increase of $84 million, or approximately 5%. Glass container shipments, in tons, were up approximately 1% in the third quarter of 2022, but a slightly less favorable mix resulted in a $4 million decrease to net sales compared to the same period in 2021. Higher selling prices increased net sales by $221 million in the third quarter of 2022, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased net sales by $110 million in the third quarter of 2022 compared to the prior year quarter, primarily driven by the weakening of the Euro compared to the U.S. dollar. The non-recurrence of the shipments related to the divestiture of the Company’s glass tableware business in Colombia on March 1, 2022 reduced net sales by approximately $20 million in the third quarter of 2022. Other sales were approximately $3 million lower in the third quarter of 2022 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2021		$1,580
Price	$221
Sales volume and mix	(4)
Effects of changing foreign currency rates	(110)
Divestitures	(20)
Total effect on reportable segment net sales		87
Reportable segment net sales - 2022		$1,667

Americas: Net sales in the Americas in the third quarter of 2022 were $987 million compared to $925 million for the third quarter of 2021, an increase of $62 million, or approximately 7%. Higher selling prices in the region increased net sales by $108 million in the third quarter of 2022, driven by the pass through of higher cost inflation. Glass container shipments in the region were down nearly 2% in the third quarter of 2022 compared to the prior year third quarter. Lower shipments to beer customers, primarily in North America, drove overall shipments in the Americas lower in the third quarter of 2022, but were partially offset by higher shipments in the spirits and non-alcoholic end use categories across the remainder of the region. These lower shipment levels decreased net sales by approximately $15 million in the third quarter of 2022. The divestiture of the glass tableware business in Colombia reduced net sales by approximately $20 million in the third quarter of 2022 compared to the same period in the prior year. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $11 million in the third quarter of 2022 compared to the same period in 2021.

Europe: Net sales in Europe in the third quarter of 2022 were $680 million compared to $655 million for the third quarter of 2021, an increase of $25 million, or approximately 4%. Glass container shipments in the third quarter of 2022 were up nearly 4%, which resulted in a $11 million increase to net sales compared to the third quarter of 2021. Higher shipments to beer and wine customers were the main contributors to overall higher shipments in the region. Higher selling prices in Europe increased net sales by $113 million in the third quarter of 2022, driven by the pass through of cost inflation. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $99 million in the third quarter of 2022 as the Euro weakened in relation to the U.S. dollar.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $278 million in the third quarter of 2022 compared to $127 million in the third quarter of 2021, an increase of $151 million, or 119%. This increase was due to higher segment operating profit and a gain on a sale leaseback transaction entered into by the Company for its land and building related to its plant in Vernon, California, partially offset by higher retained corporate and other costs and higher net interest expense in the third quarter of 2022 compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the third quarter of 2022 was $266 million, compared to $243 million in the third quarter of 2021, an increase of $23 million, or approximately 10%. This increase was primarily due to higher net prices, strong operating performance and benefits from margin expansion initiatives, partially offset by elevated asset project activity and unplanned production downtime, the unfavorable effects of changes in foreign currency exchange rates and the unfavorable impact from divestitures in earlier periods.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2021		$243
Net price (net of cost inflation)	$48
Sales volume and mix	1
Operating costs	(5)
Effects of changing foreign currency rates	(11)
Divestitures	(10)
Total net effect on reportable segment operating profit		23
Reportable segment operating profit - 2022		$266

Americas: Segment operating profit in the Americas in the third quarter of 2022 was $130 million compared to $133 million in the third quarter of 2021, a decrease of $3 million, or 2%. The impact of lower shipments was offset by an improved mix resulting in no net impact to segment operating profit in the third quarter of 2022 compared to the same period in the prior year. Higher selling prices exceeded cost inflation resulting in a net $10 million increase to segment operating profit in the third quarter of 2022. Operating costs in the third quarter of 2022 were $10 million higher than in the prior year quarter due to elevated asset project activity, unplanned production downtime and higher maintenance costs. The effects of foreign currency exchange rates increased segment operating profit by $5 million in the current year period.

In August 2022, the Company completed the sale of its land and building for its Vernon, California plant in conjunction with a leaseback of this property. The Vernon, California leaseback transaction, the May 2022 sale leaseback transaction at the Brampton, Ontario, Canada plant and the sale of the Company’s Cristar TableTop S.A.S. (“Cristar”) tableware business in Colombia earlier in 2022 are part of the Company’s portfolio optimization program to divest non-core assets and decapitalize the business through sale-leaseback transactions and redeploy the proceeds to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the Cristar glass tableware business and the additional lease expense associated with the above sale leaseback transactions reduced segment operating profit by approximately $8 million in the third quarter of 2022 compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the third quarter of 2022 was $136 million compared to $110 million in the third quarter of 2021, an increase of $26 million, or 24%. The impact of shipments discussed above and an unfavorable mix resulted in a $1 million increase to segment operating profit in the third quarter of 2022 compared to the same period in the prior year. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $38 million in the third quarter of 2022, compared to the third quarter of 2021. The region benefitted from approximately $5 million of lower operating costs in the third quarter of 2022, which reflected the net benefit of a $13 million subsidy received by the Italian government to help mitigate the impact of elevated energy costs and an insurance recovery in the third quarter of the prior year that did not repeat this quarter. The effects of foreign currency exchange rates decreased segment operating profit by $16 million in the current year period. The divestiture of the Le Parfait brand in December 2021 reduced segment operating profit by approximately $2 million in the third quarter of 2022 compared to the same period in the prior year.

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

Interest Expense, Net

Net interest expense in the third quarter of 2022 was $63 million compared to $50 million for the third quarter of 2021. This increase was primarily due to higher note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity, as well as higher interest rates, partially offset by lower debt levels than in the third quarter of 2021. Net interest expense for the third quarter of 2022 included $8 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity and the Company’s new bank credit agreement.

Provision for Income Taxes

The Company’s effective tax rate from operations for the three months ended September 30, 2022 was 15.5% compared to 33.9% for the three months ended September 30, 2021.  The effective tax rate for the third quarter of 2022 differed from the third quarter of 2021 due to the tax on sale of the land and building related to the Vernon, California plant substantially offset by the reversal of a valuation allowance on deferred tax assets, as well as a change in mix of geographic earnings.

Net Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2022, the Company recorded net earnings from continuing operations attributable to the Company of $231 million, or $1.45 per share (diluted), compared to $78 million, or $0.48 per share (diluted), in the third quarter of 2021. Earnings in the third quarter of 2022 and 2021 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2022	2021
Gain on sale leaseback	153
Restructuring, asset impairment and other charges	(10)	(12)
Pension settlement charges	(5)	(5)
Charges for note repurchase premiums and write-off of finance fees	(8)
Net provision for income tax on items above		1
Total	$130	$(16)

Executive Overview — Nine months ended September 30, 2022 and 2021

Net sales for the first nine months of 2022 were $393 million higher, or approximately 8%, than in the same period in the prior year, primarily due to higher prices and stronger shipments than the prior year period, which was more significantly impacted by COVID-19 and the impact of severe weather in the Americas. Net sales were negatively impacted by the unfavorable effects of changes in foreign currency exchange rates and the sale of the Company’s glass tableware business in Colombia on March 1, 2022.

Earnings from continuing operations before income taxes were $516 million higher in the first nine months of 2022 compared to the same period in the prior year. This increase was due to higher segment operating profit and gains on the sale of the land and buildings of two of the Company’s plants in the Americas and the Company’s glass tableware business in Colombia in the first nine months of 2022, as well as the non-recurrence of the Paddock-related charge in the first nine months of 2021, partially offset by the non-recurrence of the gain recorded on a Brazilian indirect tax credit in 2021, higher retained corporate and other costs and higher net interest expense in the first nine months of 2022 compared to the same period in the prior year.

Segment operating profit for reportable segments in the first nine months of 2022 was $103 million higher compared to the first nine months of 2021, primarily due to higher sales and production levels, strong operating performance, benefits from margin expansion initiatives, higher net prices and the non-recurrence of severe weather that impacted the Americas in the first quarter of 2021, partially offset by elevated asset project activity and unplanned production downtime, the unfavorable effects of changes in foreign currency exchange rates and the unfavorable impact from divestitures in earlier periods.

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

Net interest expense for the first nine months of 2022 increased $22 million compared to the same period in 2021, primarily due to higher note repurchase premiums and refinancing fees and charges and higher interest rates, partially offset by lower debt levels.

For the first nine months of 2022, the Company recorded net earnings from continuing operations attributable to the Company of $571 million, or $3.59 per share (diluted), compared to $99 million, or $0.61 per share (diluted), in the first nine months of 2021. As discussed below, net earnings in both periods included items that management considers not representative of ongoing operations and other adjustments. These items increased net earnings from continuing operations attributable to the Company by $265 million, or $1.67 per share, in the first nine months of 2022 and decreased net earnings attributable to the Company by $138 million, or $0.86 per share, in the first nine months of 2021.

Results of Operations — First nine months of 2022 compared with first nine months of 2021

Net Sales

The Company’s net sales in the first nine months of 2022 were $5,163 million compared with $4,770 million for the first nine months of 2021, an increase of $393 million, or approximately 8%. Glass container shipments, in tons, were up nearly 2.5% in the first nine months of 2022, increasing net sales by approximately $68 million compared to the same period in 2021, which was more significantly impacted by COVID-19 and the impact of severe weather in the Americas. Higher selling prices increased net sales by $567 million in the first nine months of 2022, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased net sales by $240 million in the first nine months of 2022 compared to the prior year period, primarily driven by the weakening of the Euro compared to the U.S. dollar. The non-recurrence of the shipments related to the divestiture of the Company’s glass tableware business in Colombia on March 1, 2022 reduced net sales by approximately $35 million in the first nine months of 2022. Other sales were approximately $33 million higher in the first nine months of 2022 than the same period in the prior year driven by higher machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2021		$4,691
Price	$567
Sales volume and mix	68
Effects of changing foreign currency rates	(240)
Divestitures	(35)
Total effect on reportable segment net sales		360
Reportable segment net sales - 2022		$5,051

Americas: Net sales in the Americas in the first nine months of 2022 were $2,898 million compared to $2,652 million for the first nine months of 2021, an increase of $246 million, or approximately 9%. Higher selling prices in the region increased net sales by $279 million in the first nine months of 2022, driven by the pass through of higher cost inflation. Glass container shipments in the region were up approximately 1% in the first nine months of 2022 compared to the prior year period, which was more significantly impacted by COVID-19 and the impact of severe weather that affected the southern United States and Mexico. These higher shipment levels increased net sales by approximately $9 million in the first nine months of 2022 and more than offset choppy demand patterns and ongoing supply chain challenges, which are expected to continue in 2022. This was partially offset by the divestiture of the Cristar glass tableware business in March 2022, which reduced net sales by approximately $35 million in the first nine months of 2022 compared to the same period in the prior year. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $7 million in the first nine months of 2022 compared to the same period in 2021.

Europe: Net sales in Europe in the first nine months of 2022 were $2,153 million compared to $2,039 million for the first nine months of 2021, an increase of $114 million, or approximately 6%. Glass container shipments in the first nine months of 2022 were up approximately 4%, increasing net sales by approximately $59 million, compared to the same period in 2021, driven by stronger shipments to beer, wine and non-alcoholic beverage customers. Higher selling prices in Europe increased net sales by $288 million in the first nine months of 2022, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $233 million in the first nine months of 2022 as the Euro weakened in relation to the U.S. dollar.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $776 million in the first nine months of 2022 compared to $260 million in the first nine months of 2021, an increase of $516 million. This increase was due to higher segment operating profit, gains on the sale of land and buildings of two of the Company’s plants in the Americas and the Company’s glass tableware business in Colombia in the first nine months of 2022 and the non-recurrence of the Paddock-related charge in the first nine months of 2021, partially offset by the non-recurrence of the gain recorded on a

Brazilian indirect tax credit, higher retained corporate and other costs and higher net interest expense in the first nine months of 2022 compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the first nine months of 2022 was $753 million, compared to $650 million for the first nine months of 2021, an increase of $103 million, or approximately 16%. This increase was primarily due to higher sales and production levels, strong operating performance, benefits from the Company’s margin expansion initiatives, higher net prices and the non-recurrence of severe weather that impacted the Americas in the first quarter of 2021, partially offset by elevated asset project activity and unplanned production downtime, the unfavorable effects of changes in foreign currency exchange rates and the unfavorable impact from divestitures in earlier periods.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2021		$650
Net price (net of cost inflation)	$105
Sales volume and mix	24
Operating costs	20
Effects of changing foreign currency rates	(28)
Divestitures	(18)
Total net effect on reportable segment operating profit		103
Reportable segment operating profit - 2022		$753

Americas: Segment operating profit in the Americas in the first nine months of 2022 was $388 million compared to $357 million in the first nine months of 2021, an increase of $31 million, or 9%. The impact of higher shipments discussed above increased segment operating profit by $10 million. The benefit of higher selling prices exceeded cost inflation resulting in a net $17 million increase to segment operating profit in the first nine months of 2022. Operating costs in the first nine months of 2022 were $13 million lower than in the same period of the prior year and included benefits from the region’s margin expansion initiatives, partially offset by furnace events in North America that resulted in higher repair costs and production downtime and elevated asset activity related to projects to increase capacity. The effects of foreign currency exchange rates increased segment operating profit by $4 million in the current year period.

Included in the above discussion of the factors impacting results, the region’s results for the first nine months of 2022 benefited from the non-recurrence of severe weather that occurred in February of 2021, which negatively impacted results by approximately $46 million, primarily due to surcharges for usage or excess usage of electricity and natural gas, lost production downtime, lost sales and the cost of incremental repairs.

In August 2022, the Company completed the sale of its land and building for its Vernon, California plant in conjunction with a leaseback of this property. The Vernon, California leaseback transaction, the May 2022 sale leaseback transaction at the Brampton, Ontario, Canada plant and the sale of the Company’s Cristar tableware business in Colombia earlier in 2022 are part of the Company’s portfolio optimization program to divest non-core assets and decapitalize the business through sale-leaseback transactions and redeploy the proceeds to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the Cristar glass tableware business and the additional lease expense associated with the above sale leaseback transactions reduced segment operating profit by approximately $13 million in the first nine months of 2022 compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the first nine months of 2022 was $365 million compared to $293 million in the same period of 2021, an increase of $72 million, or 25%. The impact of higher shipments discussed above increased segment operating profit by approximately $14 million. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $88 million in the first nine months of 2022 compared to the first nine months of 2021. Operating costs in the first nine months of 2022 were $7 million lower than in the same period of the prior year, which reflected the net benefit of a $13 million subsidy received by the Italian government to help mitigate the impact of elevated energy costs and an insurance recovery in the prior year that did not repeat this year. The effects of foreign currency exchange rates decreased segment operating profit by $32 million in the current year period. The divestiture of the Le Parfait brand in December 2021 reduced segment operating profit by approximately $5 million in the first nine months of 2022 compared to the same period in the prior year.

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

Interest Expense, Net

Net interest expense for the first nine months of 2022 was $175 million compared to $153 million for the same period of 2021. This increase was primarily due to higher note repurchase premiums and refinancing fees and charges and higher interest rates, partially offset by lower debt levels. Net interest expense for the first nine months of 2022 included $26 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity and the Company’s new bank credit agreement.

Provision for Income Taxes

The Company’s effective tax rate from operations for the nine months ended September 30, 2022 was 21.1% compared to 55.4% for the nine months ended September 30, 2021.  The effective tax rate for the first nine months of 2022 differed from the first nine months of 2021 due to the favorable tax provisions on the sales of the tableware business and the land and buildings of its Brampton, Canada and Vernon, California plants in the first nine months of 2022 and the charge related to the Paddock support agreement liability recorded without a tax benefit in the first nine months of 2021, as well as a change in the mix of geographic earnings.

Net Earnings Attributable to Non-Controlling Interests

Net earnings attributable to non-controlling interests for the first nine months of 2022 was $41 million compared to $17 million for the first nine months of 2021. This increase was primarily due to approximately $29 million of non-controlling interest recorded in the first quarter of 2022 associated with the gain on the sale of the Company’s glass tableware business in Colombia.

Net Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2022, the Company recorded net earnings from continuing operations attributable to the Company of $571 million, or $3.59 per share (diluted), compared to $99 million, or $0.61 per share (diluted), in the first nine months of 2021. Earnings in the first nine months of 2022 and 2021 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2022	2021
Gain on sale of divested business	$55	$
Gain on sale leasebacks	334
Restructuring, asset impairment and other charges	(21)		(21)
Charges for note repurchase premiums and write-off of finance fees	(26)
Brazil indirect tax credit			69
Pension settlement charges	(5)		(5)
Charge related to Paddock support agreement liability			(154)
Net provision for income tax on items above	(43)		(27)
Net impact of noncontrolling interests on items above	(29)
Total	$265		$(138)

Forward Looking Operational and Financial Impacts

●	Despite record low inventories levels and production constrained in several key markets until new capacity is commissioned, the Company expects full year 2022 sales shipment growth (in tons) to increase approximately 1% compared to 2021. However, the Company continues to monitor macro trends, including potential recession signals or a U.S. rail strike, which may affect its business outlook.
●	The Company expects continued benefits from its initiatives to expand margins and higher selling prices that are expected to more than offset cost inflation. Operating costs will be negatively impacted from incremental costs for expansion project activity.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. The Company remains on track with its first MAGMA greenfield plant in Kentucky starting 2024.
●	Including the funding of the Paddock trust and related expenses, cash provided by operating activities is expected to be approximately $155 million for 2022. Excluding the one-time funding of the Paddock trust and related expenses, cash provided by operating activities is expected to be approximately $775 million for 2022. Capital expenditures in 2022 are expected to be approximately $575 million.
●	The European Union is preparing for potential Russian natural gas curtailments through this next winter and has established a plan to reduce natural gas usage by 15 percent to mitigate the brunt of these potential curtailments. Early in 2022, the Company started to install energy switching capabilities and establish agile network optimization plans and it expects to have approximately 50% covered by year-end 2022. At this time, it is unclear if meaningful issues will emerge. If natural gas curtailments impact its operations, the Company believes it is well positioned to manage the situation and believes the downside risk to its 2022 business outlook would be small.
●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2022 were $63 million compared to $49 million in the third quarter of 2021 and were $165 million for the first nine months of 2022 compared to $126 million for the first nine months of 2021. These costs were higher in the 2022 periods primarily due to higher management incentive expense and elevated cost inflation.

Gains on Sale of Divested Business and Sale Leasebacks of Land and Building

For the nine months ended September 30, 2022, the Company recorded a pretax gain of $55 million related to the sale of the Company’s glass tableware business in Colombia. For the three and nine months ended September 30, 2022, the Company recorded pretax gains of approximately $153 million and $334 million, respectively, on the sale of land and buildings at two of its plants in the Americas. Additional details of these transactions are described below.

In August 2022, the Company completed the sale of the land and building of the Company’s Vernon, California (Los Angeles) plant to 2900 Fruitland Investors LLC and 2901 Fruitland Avenue Investors LLC.  The Company recorded a pretax gain of approximately $153 million (approximately $153 million after tax) on the sale, which was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations in the third quarter of 2022.

In May 2022, the Company completed the sale of the land and building of the Company’s Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd.  The Company recorded a pretax gain of approximately $182 million (approximately $158 million after tax) on the sale, which was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations in the second quarter of 2022.

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

See Note 17 to the Condensed Consolidated Financial Statements for further information.

Restructuring, Asset Impairment and Other Charges

For the three and nine months ended September 30, 2022, the Company recorded charges totaling $10 million and $21 million, respectively, for restructuring, asset impairment and other charges consisting of employee costs, such as severance, benefit-related costs and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s locations in the Americas and Europe. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2021, the Company recorded charges totaling $12 million and $21 million, respectively, for restructuring, asset impairment and other charges (including related consulting costs attributed to restructuring of managed services activities) consisting of employee costs, such as severance, benefit-related costs and other exit costs at a number of the Company’s locations in the Americas and Europe. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

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

See Note 10 to the Condensed Consolidated Financial Statements for further information.

Pension Settlement Charges

For each of the three and nine months ended September 30, 2022 and September 30, 2021, the Company settled a portion of its pension obligations and recorded approximately $5 million of pension settlement charges.

Capital Resources and Liquidity

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Original Agreement”), which refinanced in full the previous credit agreement. The Original Agreement provided for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allowed for a one-time borrowing of up to $600 million, the proceeds of which were used, in addition to other consideration paid by the Company and/or its subsidiaries, to fund an asbestos settlement trust (the “Paddock Trust”) established in connection with the confirmed plan of reorganization of Paddock Enterprises, LLC (“Paddock”) proposed by Paddock, O-I Glass and certain other parties in Paddock’s Chapter 11 case (see Note 10 for more information). On July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust.

On August 30, 2022, certain of the Company’s subsidiaries entered into an Amendment No. 1 to its Credit Agreement and Syndicated Facility Agreement (the “Credit Agreement Amendment”), which amends the Original Agreement (as amended by the Credit Agreement Amendment, the “Credit Agreement”). The Credit Agreement Amendment provides for up to $500 million of additional borrowings in the form of term loans. The proceeds of such term loans were used, together with cash, to retire the $600 million delayed draw term loan. The term loans mature, and the revolving credit facilities terminate, in March 2027. The term loans borrowed under the Credit Agreement Amendment are secured by certain collateral of the Company and certain of its subsidiaries. In addition, the Credit Agreement Amendment makes modifications to certain loan documents, in order to give the Company increased flexibility to incur secured debt in the future.

The Company recorded approximately $1 million of additional interest charges for third-party fees and the write-off of unamortized fees related to the Credit Agreement Amendment in the third quarter of 2022. The Company recorded approximately $2 million of additional interest charges for third-party fees incurred in connection with the execution of the Original Agreement and the write-off of unamortized fees related to the previous credit agreement in the first quarter of 2022.

At September 30, 2022, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1,450 million in term loan A facilities ($1,444 million outstanding balance at September 30, 2022, net of debt issuance costs). At September 30, 2022, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2022 was 4.81%.

The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain indebtedness and liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted payments, make certain asset sales within guidelines and limits, engage in certain affiliate transactions, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain subordinated debt obligations.

The Credit Agreement also contains one financial maintenance covenant, a Secured Leverage Ratio (as defined in the Credit Agreement), that requires the Company not to exceed a ratio of 2.50x calculated by dividing consolidated Net Indebtedness that is then secured by Liens on property or assets of the Company and certain of its subsidiaries by Consolidated EBITDA, as each term is defined and as described in the Credit Agreement. The Secured Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Secured Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2022, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

The Total Leverage Ratio (as defined in the Credit Agreement) determines pricing under the Credit Agreement. The interest rate on borrowings under the Credit Agreement is, at the Company’s option, the Base Rate, Term SOFR or, for non-U.S. dollar borrowings only, the Eurocurrency Rate (each as defined in the Credit Agreement), plus an applicable margin. The applicable margin is linked to the Total Leverage Ratio. The margins range from 1.00% to 2.25% for Term SOFR loans and Eurocurrency Rate loans and from 0.00% to 1.25% for Base Rate loans. In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.35% per annum linked to the Total Leverage Ratio.

Obligations under the Credit Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries. Such obligations are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign obligations, of stock of certain foreign subsidiaries. All obligations under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company, and certain foreign obligations under the Credit Agreement are guaranteed by certain foreign subsidiaries of the Company.

In August 2022, the Company redeemed $300 million aggregate principal amount of its 5.875% Senior Notes due 2023. Following the redemption, $250.0 million aggregate principal amount of the 5.875% Senior Notes due 2023 remained outstanding. The redemption was funded with cash on hand. The Company recorded approximately $7 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to this redemption.

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

Material Cash Requirements

Other than the funding of the Paddock Trust that occurred in July of 2022, there have been no material changes to the Company’s material cash requirements at September 30, 2022 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows

Operating activities: Cash utilized in continuing operating activities was $224 million for the nine months ended September 30, 2022, compared to $449 million cash provided by continuing operating activities for the nine months ended September 30, 2021. The decrease in cash provided by continuing operating activities in the first nine months of 2022 was primarily due to the $618 million that the Company paid in the third quarter of 2022 to fund the Paddock Trust and related expenses, as well as due to a higher use of cash from working capital and other operating items and lower non-cash charges, partially offset by higher net earnings than in the same period in 2021. See Note 10 to the Condensed Consolidated Financial Statements for additional information on Paddock. For the nine months ended September 30, 2022, the Company has contributed approximately $22 million toward its defined benefit pension plans compared to $33 million in the same period in the prior year.

Working capital was a use of cash of $162 million in the first nine months of 2022, compared to a use of cash of $139 million in the same period in 2021. The use of cash from working capital was higher in the first nine months of 2022 due, in part, to higher accounts receivable resulting from higher sales and less factoring compared to the previous year end. For the nine months ended September 30, 2022 and 2021, the Company’s use of its accounts receivable factoring programs resulted in decreases of $34 million and $20 million, respectively, to cash provided by (utilized in) operating activities. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of September 30, 2022 were comparable to September 30, 2021. For the nine months ended September 30, 2022, other cash flows from operating activities were a higher use of cash of approximately $65 million compared to the same period in the prior year, primarily due to the Company paying a $38 million tax audit settlement in Mexico.

Investing activities: Cash provided by investing activities was $108 million for the nine months ended September 30, 2022, compared to $202 million of cash utilized in investing activities for the nine months ended September 30, 2021. Capital spending for property, plant and equipment was $346 million during the first nine months of 2022, compared to $268 million in the same period in 2021. The Company’s 2022-2024 capital expenditure plan to enable profitable growth has evolved amid ongoing supply chain challenges. The Company now anticipates that it will undertake a broader range of smaller scope capital projects to de-risk project execution.  The Company also plans to accelerate the development of its Generation 3 MAGMA solution.  Additionally, the Company announced that it will spend up to $240 million to build its first U.S. MAGMA greenfield facility in Bowling Green, KY, which is expected to commence production in mid-2024. The Company estimates that its full year 2022 capital expenditures should be approximately $575 million.

In addition, as previously disclosed, the Company entered into an Order with the Oregon Department of Environmental Quality to submit a permit application to install pollution control equipment at its Portland, Oregon manufacturing facility or to cease its operations at that facility by June 30, 2022. In the second quarter of 2022, the Company submitted the permit application to install pollution control equipment, allowing it to continue operations at the Portland facility. The current plan for this pollution control equipment will be implemented in 2022 and 2023, and the 2022 capital spending is included in the Company’s estimated full year 2022 capital expenditures noted above.

The Company received cash proceeds of approximately $368 million in the first nine months of 2022 related to the sale of the land and buildings of the Company’s plants in Brampton, Ontario, Canada and Vernon, California. The Company also received approximately $96 million of cash proceeds for the sale of miscellaneous businesses and other assets, primarily related to its Cristar glass tableware business in Colombia. In the first nine months of 2021, the Company received approximately $58 million related to the sale of its ANZ businesses. Contributions to joint ventures were $11 million and $0 in the first nine months of 2022 and 2021, respectively.

As a result of the funding of the Paddock Trust and the cancellation of the pledge of equity interests in reorganized Paddock, on July 20, 2022, the Company regained exclusive control over reorganized Paddock’s activities.  Therefore, at that date in the third quarter of 2022, reorganized Paddock was reconsolidated, and its remaining assets, including $12 million of cash and cash equivalents were recognized in the Company’s condensed consolidated statement of cash flows.

Financing activities:  Cash utilized in financing activities was $54 million for the nine months ended September 30, 2022, compared to cash utilized in financing activities of $171 million for the nine months ended September 30, 2021.  The decrease in cash utilized in financing activities was primarily due to a $115 million decrease in net repayments of debt in the first nine months of 2022 compared to the same period in the prior year.  The Company paid $29 million for finance fees and premiums related to financing activities in the first nine months of 2022, whereas no fees or premiums were paid in the same period in 2021.

During each of the nine-month periods ended September 30, 2022 and September 30, 2021, the Company repurchased $30 million of shares of the Company’s common stock.  The Company received approximately $38 million and paid approximately $10 million related to hedge activity for the first nine months ended September 30, 2022 and September 30, 2021, respectively.  Distributions to non-controlling interests increased from $10 million in the nine months ended September 30, 2021 to $27 million for the same period in 2022 due to a higher distribution on the gain on the sale of the Cristar glass tableware business in Colombia.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (12 months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic or the conflict between Russia and Ukraine and their impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. On April 26, 2021, O-I announced that its subsidiary Paddock had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization under the Bankruptcy Code. The agreement provided for total consideration of $610 million to fund the Paddock Trust (as defined in Note 9 to the Condensed Consolidated Financial Statements). In July 2022, the Plan became effective, and the Paddock Trust was funded by the Company and Paddock with consideration totaling $610 million plus related expenses. See Note 10 to the Condensed Consolidated Financial Statements for further information.

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

There have been no other material changes in critical accounting estimates at September 30, 2022 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (2) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (3) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, and achieving cost savings, (4) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (5) the Company’s ability to achieve its strategic plan, (6) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it within the timeframe expected, (7) foreign currency fluctuations relative to the U.S. dollar, (8) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (9) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, war, civil disturbance or acts of terrorism, natural disasters, and weather, (10) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (11) consumer preferences for alternative forms of packaging, (12) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current conflict between Russia and Ukraine and disruptions in supply of raw materials caused by transportation delays), (13) consolidation among competitors and customers, (14) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (15) unanticipated operational disruptions, including higher capital spending, (16) the Company’s ability to further develop its sales, marketing and product development capabilities, (17) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (18) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (19) changes in U.S. trade policies, (20) risks related to recycling and recycled content laws and regulations, (21) risks related to climate-change and air emissions, including related laws or regulations and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2022 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  No such environmental proceedings were pending or contemplated as of September 30, 2022.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

As discussed in Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report, in July 2022, Paddock emerged from Chapter 11 protection and the Paddock Trust (as defined in Note 9) was funded, the occurrence of which modifies the risks factors on this topic included in “Risks Related to the Corporate Modernization” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Otherwise, except as set forth below, there have been no material changes in risk factors at September 30, 2022 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company is party to a number of collective bargaining agreements with labor unions, which at September 30, 2022, covered approximately 74% of the Company’s employees directly associated with its operations in the U.S. and Canada. In June 2022, the Company entered into a new collective bargaining agreement for its principal collective bargaining agreement for the U.S., which approximates 73% of all union-affiliated employees in U.S. and Canada. This new collective bargaining agreement will expire in March 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2022, the Company purchased 768,984 shares of its common stock for approximately $10 million pursuant to a $150 million anti-dilutive share repurchase program authorized by the Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $80 million remained available for purchases under this program as of September 30, 2022. The following table provides information about the Company’s purchases of its common stock during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31, 2022	768,984	$12.98	768,984	80
August 1 - August 31, 2022				80
September 1 - September 30, 2022				80

Item 6. Exhibits.

Exhibit 4.1*

Amendment No. 1 to Credit Agreement and Syndicated Facility Agreement, dated August 30, 2022, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Wells Fargo Bank, National Association, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated August 30, 2022, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.2*

Intercreditor Agreement, dated as of March 25, 2022, by and among Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the lenders party to the Amended Credit Agreement, and any other parties thereto, as amended by Amendment No. 1 to Credit Agreement and Syndicated Facility Agreement (filed as Annex B to Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated August 30, 2022, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.3*

Pledge Agreement, dated as of March 25, 2022, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Wells Fargo Bank, National Association, as Collateral Agent and any other parties thereto, as amended by Amendment No. 1 to Credit Agreement and Syndicated Facility Agreement (filed as Annex D to Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated August 30, 2022, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.4*

Security Agreement, dated as of March 25, 2022, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto, and Wells Fargo Bank, National Association, as Collateral Agent, as amended by Amendment No. 1 to Credit Agreement and Syndicated Facility Agreement (filed as Annex C to Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated August 30, 2022, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data file (formatted as iXBRL and contained in Exhibit 101).
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
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

O-I GLASS, INC.

Date	November 2, 2022	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer