Form 10-K
period 2022-12-31
O-I Glass, Inc. /DE/
filed 2023-02-08
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value (based on the consolidated tape closing price on June 30, 2022) of the voting and non-voting common equity held by non-affiliates of the Company was approximately $1,294,423,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by the Company or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value of O-I Glass, Inc. outstanding as of January 31, 2023 was 154,358,988.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the O-I Glass, Inc. Proxy Statement for the Annual Meeting of Share Owners to be held Tuesday, May 9, 2023 (“2023 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

General Development of Business

O-I Glass, Inc., a Delaware corporation (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the leading manufacturers of glass containers in the world with 69 glass manufacturing plants in 19 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

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

Upon the effectiveness of the Merger, each share of O-I stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass stock, having the same designations, rights, powers and preferences and the qualifications, limitations, and restrictions as the corresponding share of O-I stock being converted. Immediately after the Corporate Modernization, O-I Glass had, on a consolidated basis, the same assets, businesses and operations as O-I had immediately prior to the Corporate Modernization. After the Corporate Modernization, O-I’s share owners became share owners of O-I Glass. The Merger was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and as a result, the stockholders of O-I did not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their O-I shares.

On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to equitably and finally resolve all of its current and future asbestos-related personal injury liabilities. O-I Glass and O-I Group were not included in the Chapter 11 filing. In July 2022, the Third Amended Plan of Reorganization for Paddock Enterprises, LLC under Chapter 11 of the Bankruptcy Code, dated May 24, 2022 (the “Plan”) became effective, and an asbestos settlement trust (the “Paddock Trust”) was established to resolve and pay Paddock’s current and future asbestos-related personal injury liabilities (see Note 15 to the Consolidated Financial Statements for more information). The Paddock Trust was funded by the Company and Paddock with consideration totaling $610 million. As a result of the Plan becoming effective, a channeling injunction was issued that channels all of Paddock’s current and future asbestos-related personal injury claims to the Paddock

Trust and prohibits the assertion of all such claims against Paddock, the Company and certain additional protected parties. In addition, as set forth more fully in the Plan, the Plan provided for releases and a resolution of all claims arising out of the Corporate Modernization against, among other entities, the Company and each Released Party (as defined in the Plan).

For a discussion of the effects of the Corporate Modernization and Paddock’s Chapter 11 proceedings on the Company’s financial statements, see Note 15 to the Consolidated Financial Statements.

Company Strategy

The Company’s vision is to be the most innovative, sustainable, and chosen supplier of brand-building packaging solutions. Its goal is to profitably grow the business and create value for our customers, share owners, suppliers, employees, society, and the planet. The Company will realize its vision and goal by achieving its five strategic ambitions including:

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

On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy Industries Holdings Pty Ltd. (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Thus, after 2020, the Company no longer reports results for the Asia Pacific reportable segment. For the year ended December 31, 2020, the results for the Asia Pacific reportable segment reflect only the results of the ANZ businesses. The sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales volume. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Carlsberg, Coca-Cola, Constellation, Diageo, Heineken, Molson Coors, Nestle, PepsiCo and Pernod Ricard.

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

Americas. The Company has 33 glass container manufacturing plants in the Americas region located in Brazil, Canada, Colombia, Ecuador, Mexico, Peru and the U.S. and interests in three joint ventures that manufacture glass containers. Also, the Company has a distribution facility in the U.S. used to import glass containers from its business in Mexico. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. In South America and Mexico, the Company maintains a diversified portfolio serving several markets, including alcoholic beverages (beer, wine and spirits), non-alcoholic beverages and food, as well as a large infrastructure for returnable/refillable glass containers.

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

In addition to competing with other large and well-established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers. Competition is based on quality, price, service, innovation and the marketing attributes of the container. The principal competitors producing metal containers include Ardagh Group, Ball Corporation, Crown Holdings, Inc., CANPACK and Silgan Holdings Inc. The principal competitors producing plastic containers include Amcor, Consolidated Container Holdings, LLC, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches, aseptic cartons and bag-in-box containers.

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

Manufacturing

The Company has 69 glass manufacturing plants. It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

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

The Company is also exploring various energy efficiency initiatives as well as the use of renewable energy and alternative lower-carbon fuels. The Company has set a goal of 40% renewable electricity use and a reduction of total energy consumption by 9% (2017 baseline) by 2030. While the Company cannot predict precisely how these efforts may impact its operations, the Company anticipates purchasing renewable electricity certificates (“RECs”) to meet at least a portion of these obligations. For the year ended December 31, 2022, the Company recognized approximately $2 million of expense related to the purchase of RECs. For more information, see Item 1A, “Risk Factors – Risks Related to Legal and Regulatory Matters, Sustainability and Climate Change.”

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

Beginning in 2022, the Company has increased its capital expenditures for property, plant and equipment to expand the business, including to begin deploying its new MAGMA technology. The Company is implementing its MAGMA program using a multi-generation development roadmap. Generation 1 (“Gen 1”) is primarily focused on a novel and improved way to melt glass. Gen 1 was successfully piloted in 2018 in Streator, Illinois, and the Company started the first full-scale manufacturing line during the first half of 2021 in Holzminden, Germany. The Company’s Gen 1 solution has achieved its expectations. Generation 2 (“Gen 2”) will add new production capabilities, such as a flexible batch system, improved forming technology, and modular inspection and packaging equipment, representing a complete end-to-end integrated production system. The piloting of key components is already in progress and the Company expects Gen 2 to be ready for deployment in 2023. Generation 3 (“Gen 3”) is the ultimate evolution of MAGMA that combines a modular, end-to-end system with optimized processes and capabilities. It is expected to include light-weighting technology along with other advancements in sustainability – for example, the utilization of renewable energy sources and a broader range of recycled glass materials to enable increased recycled content rates. Overall, the Company is pleased with its progress on Gen 3 as many of the key elements are in place and the invention of other capabilities is going well. The Company expects Gen 3 will be available for deployment in 2025.

In 2022, unprecedented macro challenges have impacted these original plans. The Company is experiencing delays of 6 to 12 months as it contends with significant supply chain lags, cost inflation, labor availability issues as well as COVID-related disruptions. In particular, high steel and cement prices and supply chain lags are hampering larger scale greenfield expansion – whether with legacy or early MAGMA generation technology.  Initial MAGMA expansion plans will be focused in the U.S. to support the Company’s customers in the spirits and distribution business starting with the MAGMA facility that is being constructed in Bowling Green, Kentucky.

MAGMA development is proceeding well, yet progress is slower than originally anticipated due to the same macro challenges. As a result, the Company is focusing its R&D and engineering resources on two MAGMA greenfield lines in the U.S. rather than a larger number of sites based on early generation MAGMA technology.  This will help accelerate development of its Gen 3 solution which includes the full suite of MAGMA capabilities that are best positioned to address key market opportunities.  The Company expects to complete development of its Gen 2 solution by mid-2023 which will be the basis of its new Bowling Green facility.  Gen 3 development should be completed in mid-2024 with a line expected to be added to the Bowling Green facility in 2025.

The Company holds a large number of patents related to a wide variety of products and processes and has a substantial number of patent applications pending.

Sustainability/ESG and Workplace Safety

The Company is committed to sustainability and ESG issues, including striving to reduce the impact its products and operations have on the environment and increase positive impacts. As part of this commitment, the Company has expanded its sustainability initiatives and set additional sustainability targets, including targets for increasing the use of recycled glass in its manufacturing process, reducing water consumption and waste, reducing energy consumption and carbon dioxide equivalent (“CO2”) emissions, increasing the use of renewable energy, and improving its total recordable incident rates. The Company has aligned its sustainability ambitions with certain United Nations Sustainable Development Goals that are most relevant to its business.

Some specific examples of steps taken by the Company to advance sustainability and ESG issues include: assigning responsibility for ESG and sustainability oversight to the Nominating/Corporate Governance Committee of the Company’s Board of Directors, appointing a Chief Sustainability Officer who reports to the Chief Executive Officer, establishing a Global Sustainability Leadership Team, obtaining validation of the Company’s near-term emissions reduction target from the Science-Based Target initiative (SBTi), increasing the use of renewable energy, lowering emissions, investing in sustainable manufacturing technology and container design, using green bond financing and working with governments and other organizations to establish and financially support recycling initiatives.

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

In the U.S., Canada, Europe and elsewhere, government authorities have adopted, modified or are considering recycling and recycled-content laws and regulations, including Extended Producer Responsibility (“EPR”) and deposit-return system (“DRS”) frameworks. EPR, DRS and other recycling and recycled-content laws and regulations may impose fees, mandate certain recycling rates, require minimum use of recycled materials, or result in limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact legal requirements guiding customer and end-consumer packaging choices.

As of December 31, 2022, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers or requirements for certain levels of recycled content affecting various types of packaging, including glass containers. The structure and enforcement of such laws and regulations may impact the sales of the Company’s glass containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

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

Climate Change and Air Emissions

A number of governments globally are increasingly considering a variety of mandatory regulatory and legal requirements or voluntary initiatives (e.g. implementation of the Paris Climate Agreement and agreements at other conferences of the parties to the United Nations Framework Convention on Climate Change) in relation to climate-change or environmental issues. The Company is unable to predict what climate-change or environmental legal requirements may be adopted in the future, although is aware that the trend is for more restrictive environmental and climate-related legislation to be introduced. The Company continually monitors its operations in relation to material climate-change risks and environmental impact, has set environmental and climate-related goals and invests in environmentally friendly and emissions-reducing projects. As such, the Company has made significant expenditures for environmental improvements at certain of its facilities over the last several years and plans to continue making significant investments in manufacturing technology and container design as it strives to reduce the impact that its products and operations have on the environment. The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

In Europe, the European Union Emissions Trading Scheme (“EUETS”) is a regulatory regime that facilitates emissions reductions in the EU. The Company’s manufacturing facilities that operate in EU countries that are subject to the EU Emissions Trading Scheme must surrender an amount of emissions allowances equal to the volume of their CO2 emissions, and if emissions exceed permitted volumes and allowances, purchase allowances in the market. The Company annually purchases additional allowances under the EUETS. Should the regulators significantly restrict the total number of emissions allowances available in the market, or significantly reduce the number of allowances freely allocated to the Company’s EU plants, or if the price of such allowances increases significantly, it could have a material effect on the Company’s financial condition and results.

In the Americas, the U.S., Mexico and Canada have engaged in significant legislative, regulatory and enforcement activities relating to greenhouse gas (“GHG”) emissions for years at the federal, state and provincial levels of government. In the U.S., the Environmental Protection Agency (the “EPA”) regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. New GHG regulations in any national or sub-national jurisdiction where the Company operates could have a significant long-term material impact on the Company’s operations that are affected by such regulations. Several jurisdictions, including the states of California and Washington in the U.S., Mexico, the Canadian federal government and the province of Quebec, among others, have adopted legislation aimed at reducing GHG emissions, either by explicitly price-based (e.g., carbon tax) or cap-and-trade programs. In South American countries, national and local governments are also considering potential regulations to reduce GHG emissions.

For a further discussion of the effects of sustainability, climate change and ESG on the Company’s business, see Item 1A, “Risk Factors – Risks Related to Legal and Regulatory Matters, Sustainability and Climate Change” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company is committed to actively caring for the health and safety of its employees, as well as contractors and visitors in all of the Company’s facilities. Hazards in the workplace are actively identified, and management tracks incidents so that remedial actions can be taken to improve workplace safety.

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

Human Capital Resources

The Company’s success and performance are directly related to the collective success and performance of every employee. The skills, experience and industry knowledge of its employees significantly benefit the Company’s operations and performance. The Company has approximately 24,000 employees and 69 plants spread across 19 countries.

The Company’s core values of safety and well-being; diversity, equity and inclusion; passion; accountability; and agility drive its behaviors. Led by its people’s knowledge and ambition, the Company is innovating to meet its customers’ ever-evolving needs to help build their brands and become valued partners. To facilitate talent attraction and retention, the Company seeks to provide a safe, inclusive, diverse, motivating and collaborative work environment with opportunities for its employees to grow and develop in their careers, supports employees through strong compensation, benefits and health and wellness programs, and identifies programs that strive to build connections between its employees and their communities.

The Company is committed to a culture of respect and integrity and believes it is better when its workforce reflects the diversity of the world it serves, leading to a broader range of perspectives that may yield superior decisions and outcomes. As part of the Company’s journey, one of its goals is to continue to create a diverse, equitable, and inclusive work environment where employees can bring their whole selves to work, share new ideas and innovate, and in turn, enhance their overall experience and the overall well-being and the performance of the Company.

The Company seeks to make strategic investments into developing employees and the talent pipeline. To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants, and seeks to identify relevant actions to address any areas of employee concern.

A significant portion of the Company’s employees in the Americas are hourly workers covered by collective bargaining agreements. In Europe, a large number of the Company’s employees are employed in countries with employment laws that provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

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

The Company’s Corporate Governance Guidelines, Global Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Talent Development and Nominating/Corporate Governance Committees are also available on the “Investors” section of the Company’s website. Copies of these documents are available in print to share owners upon request, addressed to the Corporate Secretary at the address above. The information on the Company’s website is not part of this or any other report that the Company files with, or furnishes to, the SEC.

Information About our Executive Officers

In the following table, the Company sets forth certain information regarding those persons currently serving as executive officers of O-I Glass, Inc. as of February 8, 2023.

Name and Age	Position
Andres A. Lopez (60)

Chief Executive Officer since January 2016; President, Glass Containers and Chief Operating Officer 2015; Vice President and President of O-I Americas 2014–2015; Vice President and President of O-I South America 2009–2014; Vice President of Global Manufacturing and Engineering 2006 – 2009.

Darrow A. Abrahams (49)

Senior Vice President, General Counsel and Corporate Secretary since September 2020; Deputy General Counsel April 2020 – August 2020; Associate General Counsel, Dispute Resolution 2017 – 2020; Assistant General Counsel, Litigation 2015 – 2017; Senior Litigator 2012 – 2015.

Arnaud Aujouannet (53)

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

John A. Haudrich (55)

Senior Vice President and Chief Financial Officer since April 2019; Senior Vice President and Chief Strategy and Integration Officer 2015 – 2019; Vice President and Acting Chief Financial Officer 2015; Vice President Finance and Corporate Controller 2011 – 2015; Vice President of Investor Relations 2009 – 2011.

Vitaliano Torno (64)

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
●Unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, could negatively affect consumer demand for the Company’s products;
●Cost inflation could negatively impact the Company’s costs for energy, labor, materials and services, and impact the Company’s profitability if increased costs are not fully passed on to customers through increased prices of the Company’s products;
●Tightening of credit in financial markets or increasing interest rates could reduce the Company’s ability, as well as the ability of the Company’s customers and suppliers, to obtain future financing;
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
●The current conflict between Russia and Ukraine, as well as any further actions by Russia or other countries relating to this conflict, and related economic sanctions imposed on Russia by other countries may further impact the global credit, financial and economic environment.

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

For example, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. Natural gas forms the primary energy source for the Company’s

European operations, and a significant amount of natural gas in Europe is ultimately sourced from Russia. The Company’s European operations typically purchase natural gas under long-term supply arrangements with terms that range from one to five years and through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect.

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

The Company’s success depends partially on its ability to improve its glass melting technology and introduce processes that emit less carbon. One of these new technologies, known as the MAGMA program, seeks to reduce the amount of capital required to install, rebuild and operate the Company’s furnaces. It also is focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demand, utilize more recycled glass, produce lighter containers and use lower-carbon fuels. The Company is implementing its MAGMA program using a multi-generation development roadmap, which will include various deployment risks and will require the discovery of additional inventions through 2025. Current supply chain challenges have resulted in a delay in development of the Company’s MAGMA program and the Company may continue to face additional supply chain challenges as it continues to develop its MAGMA program. If the Company is unable to continue to improve this glass melting technology through research and development or licensing of new technology, the Company may not be able to remain competitive with other packaging manufacturers. As a result, its business, financial condition, results of operations or ability to transition to lower carbon operations could be adversely affected.

Supply Chain Disruptions—The Company’s capital expenditure plans have been, and may continue to be, affected by supply chain disruptions.

The Company relies on third parties to provide equipment and materials needed for its capital expenditure projects. The global supply chain for the Company’s capital expenditure projects has been, and may continue to be impacted by disruptions, such as political events, international trade disputes, acts of terrorism, hostilities or wars (such as the continued conflict between Russia and Ukraine), natural disasters, public health issues, such as the COVID-19 global pandemic, industrial accidents, inflation, and other business interruptions. Global supply chain disruptions may continue to adversely impact the Company’s ability to procure materials and equipment in a timely and cost-effective manner, which may negatively impact the Company’s operating costs and timelines for capital expenditure projects.

The Company’s capital expenditure plans have evolved amid ongoing supply chain challenges, and additional supply chain disruptions could cause the Company to reduce or delay capital expenditures planned for replacements, improvements and expansions, which may include additional delays in the development of the Company’s MAGMA program.

Operational Disruptions—Profitability could be affected by unanticipated operational disruptions.

The Company’s glass container manufacturing process is asset intensive and includes the use of large furnaces and machines. The Company periodically experiences unanticipated disruptions of its assets, and these events can have an adverse effect on its business operations and profitability. The impacts of these operational disruptions include, but are not limited to, higher maintenance, production changeover and shipping costs, higher capital spending, as well as lower absorption of fixed costs during periods of extended downtime. The Company maintains insurance policies in amounts and with coverage and deductibles that are reasonable and in line with industry standards; however, this insurance coverage may not be adequate to protect the Company from all liabilities and expenses that may arise.

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

The Company is party to a number of collective bargaining agreements with labor unions, which at December 31, 2022 covered approximately 73% of the Company’s employees directly associated with its operations in the U.S. and Canada. The principal collective bargaining agreement, which at December 31, 2022 covered approximately 74% of the Company’s union-affiliated employees in the U.S. and Canada, will expire on March 31, 2025. Approximately 84% of employees in South America and Mexico are covered by collective bargaining agreements. The collective bargaining agreements in South America and Mexico have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries, benefits and staff changes, and may impede efforts to restructure the Company’s workforce.

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

Goodwill at December 31, 2022 totaled $1.81 billion, representing approximately 20% of total assets. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write-down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth. For example, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. The goodwill related to the North America reporting unit remains the reporting unit that has the greatest risk of future impairment charges given the difference (13%) between the business enterprise value and carrying value of this reporting unit as of October 1, 2022.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $26 million, $84 million and $103 million to its defined benefit pension plans in 2022, 2021 and 2020, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

Risks Related to Information Technology, Cybersecurity and Data Privacy

Information Technology—Failure or disruption of the Company’s information technology, or those of third parties, could have a material adverse effect on its business and the results of operations.

The Company employs information technology (“IT”) systems and networks to support the business and relies on them to operate its plants, to communicate with its employees, customers and suppliers, to store sensitive business information and intellectual property, and to report financial and operating results. As with any IT system, the Company’s IT system and any third-party system on which the Company relies are vulnerable to failure and a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, war, power outages, fire, sabotage, equipment failures, cybersecurity vulnerabilities, and cyber-related attacks or computer crimes (e.g., ransomware and distributed denial-of-service attacks). In addition, the Company’s business continuity or disaster recovery plans may not effectively and timely resolve issues resulting from a cyberattack or other disruption. As a result of any of the foregoing types of events, the Company may suffer material adverse effects on its reputation, financial condition, results of operations and cash flows.

Cybersecurity and Data Privacy—Security incidents affecting the Company or its third-party service providers could disrupt the Company’s business operations, result in the loss of critical and confidential information, and have a material adverse effect on its business, reputation and results of operations.

The Company has been subject to cyberattacks and other security incidents in the past, including, but not limited to, phishing and malware incidents, and the Company expects cyberattacks to increase in number, frequency and sophistication going forward. Although prior cyberattacks have not been material, future attacks may have a material adverse effect on the Company’s business operations, reputation and financial results. As the prevalence of cyberattacks continues to increase, the Company’s IT systems, and those of third parties, such as service providers and software providers, are subject to increased risks and threats, and the Company may incur additional costs to maintain and upgrade its security measures and to attempt to monitor various third parties’ security measures. Security measures deployed by the Company and third parties may not adequately anticipate, identify, detect, investigate or prevent certain cyberattacks or security incidents, including due to the increasing use by attackers of tools and techniques that are designed to circumvent controls, avoid detection, obfuscate or remove forensic evidence and that evade counter-measures, and any such incidents could result in transactional errors, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information (which could cause a breach of applicable data protection legislation), litigation (including class action) or regulatory investigations and fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The COVID-19 pandemic has presented additional operational and cybersecurity risks due to continued work-from-home arrangements at the Company and third-party providers, which presents additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks. Any resulting costs or losses may not be covered by, or may exceed the coverage limits of, the Company’s cyber insurance.

The Company is increasingly reliant on third parties, including in the supply chain, to provide software, support and management and a host of related and other products and services across an array of business and operational functions, such as human resources, sales, electronic communications, data storage, finance, risk management and compliance, among many others. The security and privacy measures these third parties implement may not be sufficient to anticipate, identify, detect or prevent cyberattacks or security incidents that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. While the Company’s agreements with third-party service providers typically contain provisions that seek to mitigate or otherwise limit the Company’s exposure to liability for damages from a cyberattack, there can be no assurance of compliance with such provisions or that such provisions will withstand legal challenges or cover all or any such damages.

In addition, a growing number of new global privacy, cybersecurity and data protection rules are being enacted and existing ones are being updated and strengthened. These laws impose obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored, transferred or processed. Any failure to comply with these laws and regulatory standards could subject the Company to legal and reputational risk. For example, in May 2018, the European Union (EU) implemented the General Data Protection Regulation (GDPR) that stipulates data protection and privacy regulations for all individuals within the EU and the European Economic Area (EEA). The Company has significant operations in the EEA and is subject to the GDPR. The GDPR imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for the Company to use and share personal data, including placing obstacles on the transfer of personal data from Europe to the United States. In addition, the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, is similar in many respects to the GDPR but also includes a private right of action and potential statutory damages exposure for certain types of data breaches. In addition, in 2023, the California Privacy Rights Act (the “CPRA”) will expand upon the CCPA creating additional compliance obligations around user choice, data subject rights, and transparency, among others. Other states in the U.S. have also been proposing and enacting laws similar to the CCPA/CPRA. Although the Company takes reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that the Company will not be subject to regulatory action, including fines and litigation (including class actions), in the event of a statutory violation or security incident. To comply with the rules imposed by the GDPR, CCPA, CPRA and other applicable data protection legislation, the Company may be required to put in place additional mechanisms which could adversely affect its business, financial condition, results of operations and cash flows.

Risks Related to the Company’s Indebtedness

Substantial Leverage—The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt. As of December 31, 2022 and December 31, 2021, the Company had approximately $4.7 billion and $4.8 billion of total debt outstanding, respectively.

The Company’s indebtedness could:

●Increase vulnerability to general adverse economic and industry conditions;
●Increase vulnerability to interest rate increases for the portion of the debt under the secured credit agreement, as well as the refinancing of any senior notes in the future;
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

The Company’s ability to make payments on, to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate endeavors depends on its ability to generate cash in the future. The Company makes no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short-term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short-term variable interest rates. At December 31, 2022, the Company’s debt, including interest rate swaps, that is subject to variable interest rates represented approximately 48% of total debt.

The Company may need to refinance all or a portion of its indebtedness on or before maturity. If the Company is unable to generate sufficient cash flow and is unable to refinance or extend outstanding borrowings on commercially reasonable terms or at all, it may have to reduce or delay capital expenditures planned for replacements, improvements and expansions, sell assets, restructure debt, and/or obtain additional debt or equity financing. The Company can provide no assurance that it could effect or implement any of these alternatives on satisfactory terms, if at all.

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

The Company operates manufacturing and other facilities throughout the world. Net sales from non-U.S. operations totaled approximately $4.9 billion, representing approximately 72% of the Company’s net sales for the year ended December 31, 2022. Operations outside the U.S. that accounted for 10% or more of consolidated net sales from continuing operations in 2022 were in France, Italy and Mexico. In addition, the Company is a 50% partner in a joint venture in Mexico.

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

Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies, and, in the European Union, the tax policies of certain EU member states. One of these efforts has been led by the Organization for Economic Co-operation and Development (“OECD”), an international association of more than 35 countries including the United States. Focus areas include a Minimum Tax Directive including a global minimum tax of 15%, and base erosion and profit shifting, including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. On December 15, 2022, EU member states unanimously adopted the OECD Minimum Tax Directive with a target date of December 31, 2023 to incorporate the Directive into national legislation. The application of the Directive in national legislation by OECD member states could have a material adverse impact on the net income and cash flow of the Company. Member states of the OECD are continuing discussions related to fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. Due to the large scale of the Company’s U.S. and international business activities, many of these proposed changes to the taxation of the Company’s activities, if enacted, could increase the Company’s worldwide effective tax rate and harm results of operations.

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

In the U.S., Canada, Europe and elsewhere, government authorities have adopted, modified, or are considering recycling and recycled-content laws and regulations, including Extended Producer Responsibility (“EPR”) and deposit-return system (“DRS”) frameworks. EPR, DRS, and other recycling and recycled-content laws and regulations may impose fees, mandate certain recycling rates, require a minimum use of recycled materials, or result in limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact such legal requirements, which have the potential to influence customer and end-consumer packaging choices. As of December 31, 2022, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers or requirements for certain levels of recycled content affecting various types of packaging, including glass containers.

Countries, states, and localities in all geographies in which the Company operates have recently considered or are now considering new or modified EPR, DRS, and other recycling and recycled-content laws and regulations, including various laws and regulations to change curbside recycling, or create alternatives to traditional recycling systems. Although there is no clear trend in the direction of these various activities, the Company believes these legal and regulatory activities have the potential to materially impact the price and supply of recycled glass. The structure and enforcement of such laws and regulations may impact the sales of glass containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production. As a large user of recycled glass for making new glass containers, developments regarding recycling and recycled-content laws and regulations could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and the ability to meet climate-change-related targets or goals.

Climate Change and Air Emissions—The Company’s business, ability to meet climate-change goals, and transition to lower-carbon processes may be impacted by new, changed, or increased regulations or requirements relating to air emissions and the use of fossil fuels, or by the physical impacts of climate change.

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

In Europe, the European Union Emissions Trading Scheme (“EUETS”) is a regulatory regime that facilitates emissions reductions in the EU. The Company’s manufacturing facilities that operate in EU countries that are subject to the EUETS must surrender an amount of emissions allowances equal to the volume of their CO2 emissions. The Company’s manufacturing facilities currently receive a certain amount of allowances for free from national regulators, and, if the actual level of emissions for any facility exceeds its allocated allowance, additional allowances can be bought to cover deficits. Conversely, if the actual level of emissions for any facility is less than its allocation, the excess allowances can be sold. The Company annually purchases additional allowances under the EUETS. Should the regulators significantly restrict the number of emissions allowances allocated for free to the Company’s plants, or significantly restrict the total number of emissions allowances available in the market, or if the price of such allowances increases significantly, these events could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is currently proposed that allocation of allowances will be phased out after 2026.

In the Americas, the U.S., Mexico, and Canada have engaged in significant legislative, regulatory, and enforcement activities relating to greenhouse gas (“GHG”) emissions for years at the federal, state and provincial levels of government. In the U.S., the Environmental Protection Agency (the “EPA”) regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. New GHG regulations in any national or sub-national jurisdiction where the Company operates could have a significant long-term material impact on the Company’s operations that are affected by such regulations. Several jurisdictions, including the states of California and Washington in the U.S., Mexico, the Canadian federal government, and the province of Quebec, among others, have adopted legislation aimed at reducing GHG emissions, either by explicitly price-based (e.g., carbon tax) or cap-and-trade programs. Additionally, smaller municipalities in the U.S. have engaged in legislative and regulatory activity to price carbon and other emissions. New GHG regulations or significant fluctuations in the values within a carbon-trading or carbon-tax framework in any country, state/province, or municipality where the Company operates could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Other regulations may also have a material impact. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require the Company to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on the Company’s management and Board of Directors. The expectations of various stakeholders, including customers and employees, regarding such matters likewise continues to evolve. For more information, see the risk factor titled “ESG Scrutiny—Increased environmental, social and governance (ESG) scrutiny and changing expectations from stakeholders may impose additional costs or additional risks.”

The Company experiences a variety of impacts due to weather-related events, including severe weather and events related to climate change, which may include extreme storms, flooding, wildfires, extreme temperatures, and chronic changes in meteorological patterns, across its 69 manufacturing facilities in 19 different countries. The frequency and severity of severe weather conditions that impact the Company’s business activities may be impacted by the effects of climate change, although it is currently impossible to predict with accuracy the scale of such impact. The Company’s customers and suppliers may be subject to similar impacts. These resulting impacts could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

From time to time, the Company creates and publishes voluntary disclosures regarding ESG matters. Identification, assessment, and disclosure of such matters is complex. Certain statements in such voluntary disclosures may be based on the Company’s expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances. The Company’s disclosures may also be at least partially reliant on third-party information that the Company has not, or cannot, independently verify. Expectations regarding management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of the Company’s control. Additionally, ESG regulation and enforcement are evolving rapidly, and the Company may be subject to investor or regulator engagement on its ESG disclosures, even though the Company currently makes them voluntarily. There is an increase in the issuance of public and private frameworks under which organizations are urged or compelled to disclose ESG-related information. These frameworks use different assumptions and require differing levels of information. As these reporting standards and disclosure requirements continue to develop, the Company may incur increasing costs related to ESG monitoring and reporting. Additionally, the Company may elect to not disclose against certain, or any, such frameworks, whether due to cost or other reasons, and the selection of certain frameworks over others may harm the Company’s reputation with stakeholders that prefer unselected standards or otherwise adversely impact its operations.

Similarly, there is an increase in for-profit and non-profit organizations that issue evaluations, ratings, or grades on an organization’s ESG performance. The assumptions and criteria used by these organization vary and change and produce differing results. Unfavorable ESG ratings could lead to increased negative investor sentiment toward the Company, its customers, or its industry, which could negatively impact the Company’s share price, as well as its access to and cost of capital. To the extent ESG matters negatively impact the Company’s reputation, it may also impede its ability to compete as effectively to attract or retain employees or customers, which may adversely impact the Company’s operations. The Company’s operations, projects and growth opportunities require it to have strong relationships with various key stakeholders, including its shareowners, employees, suppliers, customers, local communities and others. The Company may face pressures from shareowners, many of whom are increasingly focused on climate change, to prioritize sustainable practices, reduce its carbon footprint and promote ESG matters, while at the same time remaining a successfully operating public company. If the Company does not successfully manage expectations across these varied stakeholder interests, it could erode its stakeholder trust and thereby affect its brand and reputation, which could have a material adverse effect on its business, results of operations, and financial condition. While the Company has participated, and in future may continue to participate, in various voluntary programs and establish voluntary ESG initiatives, including policies and targets, to improve the ESG profile of its operations and products, such programs and initiatives may be costly, and there is no guarantee that they will be able to be completed either in the time and manner intended or at all. For example, the Company currently purchases RECs such that a portion of its energy consumption is from renewable energy. The price of RECs is determined by principles of supply and demand. To the extent other entities wish to purchase such RECs, either for regulatory mandates or voluntary initiatives, the price of such RECs may increase. RECs and other environmental attributes also require complex accounting on the part of generators, and mistakes in such accounting may result in a shortage of RECs, which may cause the Company to have to purchase substitute RECs at higher prices. Even if the Company’s ESG initiatives are implemented successfully, there is no guarantee that such initiatives will have the intended results. For example, due to the rapidly evolving nature of expectations in this space, certain initiatives may no longer be considered best practice or may in certain instances be considered a form of greenwashing which may have reputational or other adverse impacts.

Any failure or perceived failure to pursue or fulfill the Company’s ESG-related initiatives, stakeholder expectations, or to satisfy various reporting standards could adversely impact its reputation or business activities. Such ESG matters may also impact the Company’s suppliers and customers, which may compound or cause new impacts on its business, results of operations, or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2022 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

Americas Operations
Brazil
Recife	Sao Paulo
Rio de Janeiro	Vitoria de Santo Antao

Canada
Brampton, Ontario(1)	Montreal, Quebec

Colombia
Soacha	Zipaquira

Ecuador
Guayaquil

Mexico
Guadalajara	Tlanepantla Estado de Mexico
Monterrey	Toluca
Queretaro	Tultitlan Estado de Mexico

Peru
Callao	Lurin

United States
Auburn, NY	Portland, OR
Brockway, PA	Streator, IL
Crenshaw, PA	Toano, VA
Danville, VA	Tracy, CA
Kalama, WA(1)	Waco, TX
Lapel, IN	Windsor, CO
Los Angeles, CA(1)	Winston-Salem, NC
Muskogee, OK	Zanesville, OH

European Operations
Czech Republic
Dubi	Nove Sedlo

Estonia
Jarvakandi

France
Beziers	Vayres
Gironcourt	Veauche
Labegude	Vergeze
Puy-Guillaume	Wingles
Reims

Germany
Bernsdorf	Rinteln
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

ITEM 3. LEGAL PROCEEDINGS

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. No such environmental proceedings were pending or contemplated as of December 31, 2022.

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

Following the implementation of the Corporate Modernization, the Company’s common stock continues to be listed on the New York Stock Exchange on an uninterrupted basis with the symbol OI. The number of share owners of record on December 31, 2022 was 789. Almost all of the outstanding shares were registered in the name of Depository Trust Company, or CEDE & Co., which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions.

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

The Company regularly purchases shares pursuant to a $150 million anti-dilutive share repurchase plan authorized by the Board of Directors on February 9, 2021 that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. The current program has no expiration date .The following table provides information about the Company’s purchases of its common stock during the three months ended December 31, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
October 1 - October 31, 2022	687	$14.53	687	70
November 1 - November 30, 2022				70
December 1 - December 31, 2022				70
Total	687	$14.53	687

	Years Ending December 31,
	2017	2018	2019	2020	2021	2022
O-I Glass, Inc.	$100.00	$77.75	$54.65	$54.75	$55.34	$76.22
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
Packaging Group	100.00	94.11	124.21	156.10	172.90	132.41

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

The packaging group consists of: AptarGroup, Inc., Ardagh Group S.A., Ball Corp., Crown Holdings, Inc., O-I Glass, Inc., Sealed Air Corp., Silgan Holdings Inc., and Sonoco Products Co. The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2017 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

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

The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, have had, and may likely continue to have, negative impacts on the Company's business. These impacts include, without limitation, significant volatility or decreases in the demand for the Company's products, changes in customer and consumer behavior and preferences, disruptions in or closures of the Company’s manufacturing operations or those of its customers and suppliers, disruptions within the Company’s supply chain, limitations on the Company's employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs.

The COVID-19 pandemic impacted the Company’s shipment and production levels in 2020 and, to a lesser extent, 2021 and 2022. The Company is actively monitoring the continued impact of the pandemic, which could negatively impact its business, results of operations, cash flows and financial position beyond 2022.

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

For discussion related to changes in financial condition and the results of operations for 2021 compared to 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 9, 2022.

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2022	2021
Net sales:
Americas	$3,835	$3,557
Europe	2,878	2,687
Reportable segment totals	6,713	6,244
Other	143	113
Net sales	$6,856	$6,357

	2022	2021
Net earnings attributable to the Company	$584	$149
Net earnings attributable to noncontrolling interests	43	23
Net earnings	627	172
Gain from discontinued operations		(7)
Earnings from continuing operations	627	165
Provision for income taxes	178	167
Earnings from continuing operations before income taxes	805	332
Items excluded from segment operating profit:
Retained corporate costs and other	232	171
Gain on sale leasebacks	(334)
Gain on sale of divested business and miscellaneous assets	(55)	(84)
Brazil indirect tax credit		(71)
Pension settlement charges	20	74
Restructuring, asset impairment and other charges	53	35
Charge related to Paddock support agreement liability		154
Interest expense, net	239	216
Segment operating profit:	$960	$827

Americas	472	456
Europe	488	371
	$960	$827

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2022 with 2021

Net sales in 2022 increased $499 million, or 8%, compared to the prior year, primarily due to higher prices and shipments than the prior year, which was more significantly impacted by COVID-19 and the impact of severe weather in the Americas. Net sales were negatively impacted by the unfavorable effects of changes in foreign currency exchange rates and the sale of the Company’s glass tableware business in Colombia on March 1, 2022.

Earnings from continuing operations before income taxes were $473 million higher in 2022 compared to the prior year. This increase was due to higher segment operating profit and gains on the sale of the land and buildings of two of the Company’s plants in 2022, as well as the non-recurrence of the Paddock-related charge in 2021, partially offset by the non-recurrence of the gain recorded on a Brazilian indirect tax credit in 2021, higher retained corporate and other costs and higher net interest expense in 2022 compared to the prior year.

Segment operating profit for reportable segments in 2022 was $133 million higher compared to 2021,

primarily due to higher sales and production levels, strong operating performance, benefits from margin expansion initiatives, higher net prices and the non-recurrence of severe weather that impacted the Americas in the first quarter of 2021, partially offset by elevated asset project activity and unplanned production downtime, the unfavorable effects of changes in foreign currency exchange rates and the unfavorable impacts of divestitures in earlier periods.

The Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction issued in connection with the Plan, protecting the Company and its affiliates from current and future asbestos-related personal injury claims. In July 2022, the Plan became effective, and the Paddock Trust was funded by the Company and Paddock with consideration totaling $610 million. For further information, see Notes 14 and 15 to the Consolidated Financial Statements.

Net interest expense in 2022 increased $23 million compared to 2021, primarily due to higher note repurchase premiums and refinancing fees and charges and higher interest rates, partially offset by lower debt levels.

In 2022, the Company recorded net earnings from continuing operations attributable to the Company of $584 million, or $3.67 per share (diluted), compared to $142 million, or $0.88 per share (diluted), in 2021. As discussed below, net earnings in both periods included items that management considers not representative of ongoing operations and other adjustments. These items increased net earnings from continuing operations attributable to the Company by $218 million, or $1.37 per share, in 2022 and decreased net earnings attributable to the Company by $152 million, or $0.95 per share, in 2021.

Results of Operations—Comparison of 2022 with 2021

Net Sales

The Company’s net sales in 2022 were $6,856 million compared with $6,357 million in 2021, an increase of $499 million, or 8%. Glass container shipments, in tons, were up approximately 1% in 2022, increasing net sales by approximately $19 million compared to 2021, which was more significantly impacted by COVID-19 and the impact of severe weather in the Americas. Higher selling prices increased net sales by $805 million in 2022, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased net sales by $303 million in 2022 compared to the prior year, primarily driven by the weakening of the Euro compared to the U.S. dollar. The non-recurrence of the shipments related to the divestiture of the Company’s glass tableware business in Colombia on March 1, 2022 reduced net sales by approximately $52 million in 2022. Other sales were approximately $30 million higher in 2022 than in the prior year driven by higher machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2021		$6,244
Price	$805
Sales volume and mix	19
Effects of changing foreign currency rates	(303)
Divestitures	(52)
Total effect on net sales		469
Net sales— 2022		$6,713

Americas: Net sales in the Americas in 2022 were $3,835 million compared to $3,557 million in 2021, an increase of $278 million, or 8%. Higher selling prices in the region increased net sales by $370 million in 2022, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 1% in 2022 compared to the prior year, which decreased net sales by approximately $36 million in 2022. Lower shipments to beer customers, primarily in North America, drove overall shipments in the Americas down in 2022, but were partially offset by higher shipments to spirits and non-alcoholic customers across the remainder of the region. The divestiture of the Cristar glass tableware business in March 2022 also reduced net sales by approximately $52 million in 2022 compared to the prior year. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $4 million in 2022 compared to 2021.

Europe: Net sales in Europe in 2022 were $2,878 million compared to $2,687 million in 2021, an increase of $191 million, or 7%. Glass container shipments in 2022 were up nearly 4%, increasing net sales by approximately $55 million compared to 2021, driven by stronger shipments to customers in all end-use categories including higher shipments resulting from the dislocation of supply due to the conflict between Russia and Ukraine. Higher selling prices in Europe increased net sales by $434 million in 2022, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $298 million in 2022 as the Euro weakened in relation to the U.S. dollar.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $805 million in 2022 compared to $332 million in 2021, an increase of $473 million. This increase was due to higher segment operating profit, gains on the sale of land and buildings of two of the Company’s plants in the Americas in 2022 and the non-recurrence of the Paddock-related charge in 2021, partially offset by the non-recurrence of the gain recorded on a Brazilian indirect tax credit, higher retained corporate and other costs and higher net interest expense in 2022 compared to the prior year.

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

Segment operating profit of reportable segments in 2022 was $960 million, compared to $827 million in 2021, an increase of $133 million, or approximately 16%. This increase was primarily due to higher sales and production levels, strong operating performance, benefits from the Company’s margin expansion initiatives, higher net prices and the non-recurrence of severe weather that impacted the Americas in the first quarter of 2021, partially offset by elevated asset project activity and unplanned production downtime, the unfavorable effects of changes in foreign currency exchange rates and the unfavorable impacts from divestitures in earlier periods.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2021		$827
Net price (net of cost inflation)	$231
Sales volume	10
Operating costs	(48)
Effects of changing foreign currency exchange rates	(31)
Divestitures	(29)
Total net effect on segment operating profit		133
Segment operating profit - 2022		$960

Americas: Segment operating profit in the Americas in 2022 was $472 million, compared to $456 million in 2021, an increase of $16 million, or 4%. The impact of lower shipments discussed above resulted in a $3 million decrease to segment operating profit in 2022 compared to 2021. The benefit of higher selling prices exceeded cost inflation resulting in a net $53 million increase to segment operating profit in 2022. Operating costs in 2022 were $18 million higher than in the prior year and were impacted by furnace events in North America that resulted in higher repair costs and unplanned production downtime and elevated asset activity related to projects to increase capacity, partially offset by benefits from the region’s margin expansion initiatives. The region’s restructuring actions in 2022 have not had a significant impact on operating costs since they occurred late in the fourth quarter but are expected to lower operating costs starting in 2023, in line with management’s expectations. The effects of foreign currency exchange rates increased segment operating profit by $6 million in the current year.

Included in the above discussion of the factors impacting results, the region’s results in 2022 benefited from the non-recurrence of severe weather that occurred in February of 2021, which negatively impacted results by approximately $38 million, primarily due to surcharges for usage or excess usage of electricity and natural gas, lost production downtime, lost sales and the cost of incremental repairs.

In 2022, the Company completed the sale of its land and buildings for two plants in the Americas and simultaneously entered in to leaseback transactions for these properties. These sale leaseback transactions and the sale of the Company’s Cristar tableware business in Colombia in 2022 were part of the Company’s portfolio optimization program to redeploy proceeds on asset sales to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the Cristar glass tableware business and the additional lease expense associated with the sale leaseback transactions reduced segment operating profit by approximately $22 million in 2022 compared to the prior year.

Europe: Segment operating profit in Europe in 2022 was $488 million compared to $371 million in 2021, an increase of $117 million, or 32%. The impact of higher shipments discussed above increased segment operating profit by approximately $13 million. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $178 million in 2022 compared to 2021. Operating costs in 2022 were $30 million higher than in the prior year and were impacted by higher project spending and logistics costs and an insurance recovery in the prior year that did not repeat this year, partially offset by benefits from the region’s margin expansion initiatives and the net benefit of a $19 million subsidy received by the Italian government to help mitigate the impact of elevated energy costs. The effects of foreign currency exchange rates decreased segment operating profit by $37 million in the current year. The divestiture of the Le Parfait brand in December 2021 reduced segment operating profit by approximately $7 million in 2022 compared to the prior year.

In addition, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. The Company’s European operations typically purchase natural gas under long-term supply arrangements with terms that range from one to five years and through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on Russian-sourced energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in 2022 was $239 million compared to $216 million in 2021. This increase was primarily due to higher note repurchase premiums and refinancing fees and charges and higher interest rates, partially offset by lower debt levels. Net interest expense in 2022 and 2021 included $26 million and $13 million, respectively, for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity and the Company’s new bank credit agreement.

Provision for Income Taxes

The Company’s effective tax rate from operations for 2022 was 22.1% compared to 50.3% for 2021.  The effective tax rate for 2022 differed from 2021 due to the favorable tax provisions on the sales of the tableware business and the land and buildings of two plants in 2022 and the charge related to the Paddock support agreement liability recorded without a tax benefit in 2021, as well as a change in the mix of geographic earnings.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2022 was $43 million compared to $23 million for 2021. This increase was primarily due to approximately $29 million of noncontrolling interest recorded in 2022 associated with the gain on the sale of the Company’s glass tableware business in Colombia.

Net Earnings from Continuing Operations Attributable to the Company

For 2022, the Company recorded net earnings from continuing operations attributable to the Company of $584 million, or $3.67 per share (diluted), compared to $142 million, or $0.88 per share (diluted), in 2021. Earnings in 2022 and 2021 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2022	2021
Gain on sale leasebacks	$334	$
Gain on sale of divested businesses and miscellaneous assets	55		84
Brazil indirect tax credit			71
Restructuring, asset impairment and other charges	(53)		(35)
Charge related to Paddock support agreement liability			(154)
Pension settlement charges	(20)		(74)
Note repurchase premiums, the write-off of unamortized finance fees and third-party fees	(26)		(13)
Net provision for income tax on items above	(41)		(27)
Other tax adjustments	(2)		(5)
Net impact of noncontrolling interests on items above	(29)		1
Total	$218		$(152)

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2022 were lower due to foreign currency effects compared to 2021.

This trend may not continue into 2023. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

Forward Looking Operational and Financial Information

●	Despite record low inventory levels and production constrained in several key markets until new capacity is commissioned, the Company expects full year 2023 sales shipments (in tons) to increase by up to 1% compared to 2022.

●	The Company expects continued benefits from its initiatives to expand margins and higher selling prices that are expected to more than offset cost inflation. Operating costs will be negatively impacted from incremental costs for expansion project activity.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. The Company remains on track with its first MAGMA greenfield plant in Kentucky starting in mid-2024.
●	Cash provided by operating activities is expected to be approximately $850 million for 2023. Capital expenditures in 2023 are expected to be approximately $700 to $725 million.
●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

Operational and Financial Impacts due to Environmental Issues

Regulatory Impacts on the Business

As discussed in Item 1, Business, and Item 1A, Risk Factors, above, governments globally are increasingly implementing legislation, regulations and international accords regarding climate change and other ESG-related matters.  These include mandatory regulatory and legal requirements and voluntary initiatives in relation to climate change or other environmental matters with the intent to provide regulatory approaches to reducing greenhouse gas emissions and other environmental impacts.  The Company’s results of operations have been impacted by various regulatory approaches as described below.

For the year ending December 31, 2022, the European segment recognized approximately $24 million of expense related to emissions allowances to comply with the European Union Emissions Trading Scheme. In the Americas, the state of California in the U.S., Mexico, the Canadian federal government and the province of Quebec, among others, have adopted cap-and-trade or carbon pricing legislation aimed at reducing GHG emissions. As a result, the Americas segment recognized approximately $3 million of expense related to emissions credits and fees to comply with various country, state/province, or municipality laws or regulations. New laws or regulations, significant changes in the amount of emissions allowances granted to the Company or the Company’s manufacturing plants or significant fluctuations in the price or availability of these emissions credits could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company has also been impacted by various fines or penalties as a result of noncompliance with various federal or local environmental statutes, including impacts to the Company’s reputation as it focuses on its sustainability initiatives and targets. For example, in June 2021, the Oregon Department of Environmental Quality (“DEQ”) alleged that the Company’s manufacturing facility in Portland, Oregon exceeded certain permitted air emission limits. To resolve this matter, in August 2021, the Company entered into an Order with Oregon DEQ and agreed to pay a civil penalty of less than $1 million. The Company also agreed to submit a permit application to install pollution control equipment at its Portland, Oregon manufacturing facility or to cease its operations at that facility by June 30, 2022. In the second quarter of 2022, the Company submitted the permit application to install pollution control equipment, allowing it to continue operations at the Portland facility. The Company expects this pollution control equipment will be implemented in 2023 at an estimated cost of approximately $12 million.

The Company has a near-term emissions reduction target validated by SBTi, which provides an emissions-reduction pathway that aligns with certain carbon-reduction scenarios. The assumptions and estimates used to support the target and pathway are based on existing SBTi frameworks and assumptions, which likely will evolve and change, and on assumptions about the existing and future state of marketplaces and technology, which likely will evolve and change. Also, the Company monitors its operations in relation to climate change risks and environmental impacts and has made, and may continue to make, significant expenditures for environmental improvements at certain of its facilities in recent years and in the future. The Company also generally seeks to invest in environmentally friendly and emissions-reducing projects, none of which have materially impacted the Company’s results of operations or cash flows. However, the Company is unable to predict what private or governmental climate change or environmental criteria or legal requirements may be adopted in the future, how public perception in relation to climate change and other ESG-related issues may change, or the impacts of those changes on its results of operations, access to and cost of capital or cash flows. Significant changes in regulations, criteria, public perception or legal requirements related to emissions reduction or fossil-fuel use could have a material impact on the Company’s results.

Physical Effects and other Consequences of Climate Change

The Company experiences a variety of impacts due to weather-related events, including severe weather, and events related to climate change, which may include extreme storms, flooding, wildfires, extreme temperatures, and chronic changes in meteorological patterns, across its 69 manufacturing facilities in 19 different countries.  For example, in February 2021, severe weather conditions swept across the southern United States, curtailing access to natural gas and electricity for several of the Company’s facilities.  While the situation was most acute in Texas, access to natural gas in Mexico was also significantly impacted as Texas supplies natural gas to the country.  The Company estimates that segment operating profit in 2021 in the Americas was negatively impacted by approximately $38 million from the severe weather that occurred in February of 2021, which includes surcharges for usage or excess usage of electricity and natural gas during the period of severe weather, as well as the estimated impacts of higher energy costs, lost production downtime, lost sales, and the cost of incremental repairs.  As of December 31, 2022, the Company is pursuing insurance reimbursement related to this event but cannot determine the amount, if any, that will be reimbursed. Climate change may increase the frequency or severity of such events.

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

The Company’s customers and suppliers may also be impacted by climate risks, whether physical or transition risks, thus potentially compounding or causing further impacts to the Company’s business and results of operations.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Starting on August 1, 2020 and for the historical periods, the operating results of the other businesses that were historically included in the Asia Pacific segment and that have been retained by the Company have been reclassified to Retained corporate costs and other. The results of these entities were not significant for the years ending December 31, 2022 and 2021.

The Company has initiated a strategic review of the remaining businesses in the former Asia Pacific region. This review is aimed at exploring options to maximize share owner value, focused on aligning the Company’s business with demand trends and improving the Company’s operating efficiency, cost structure and working capital management. The review is ongoing and may result in divestitures, corporate transactions or similar actions, and could cause the Company to incur restructuring, impairment, disposal or other related charges in future periods.

Retained corporate costs and other for 2022 were $232 million compared to $171 million in 2021. These costs were higher in 2022 primarily due to higher management incentive and insurance expense, as well as elevated cost inflation. In addition, the Company has taken some restructuring actions related to its managed services activities in 2021 and 2022, but these actions have not yet had a significant impact on operating costs, in line with management’s expectations. These actions are expected to result in the reduction of related annual costs by approximately $8 million over the next several years.

Gain on Sale Leasebacks of Land and Building

For the year ended December 31, 2022, the Company recorded pretax gains of approximately $334 million on the sale of land and buildings of two of its plants in the Americas. Additional details of these transactions are described below.

In August 2022, the Company completed the sale of the land and building of the Company’s Vernon, California (Los Angeles) plant to 2900 Fruitland Investors LLC and 2901 Fruitland Avenue Investors LLC.  The Company recorded a pretax gain of approximately $153 million (approximately $153 million after tax) on the sale, which was recorded to Other income (expense), net on the Consolidated Results of Operations in 2022.

In May 2022, the Company completed the sale of the land and building of the Company’s Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd.  The Company recorded a pretax gain of approximately $181 million (approximately $158 million after tax) on the sale, which was recorded to Other income (expense), net on the Consolidated Results of Operations in 2022.

See Note 22 to the Consolidated Financial Statements for further information.

Gain on Sale of Divested Businesses and Miscellaneous Assets

In March 2022, the Company completed the sale of its Cristar glass tableware business in Colombia to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. The related pretax gain was approximately $55 million (approximately $16 million after tax and noncontrolling interest). The pretax gain was recorded to Other income (expense), net on the Consolidated Results of Operations in 2022.

In December 2021, the Company completed the sale of its Le Parfait brand in Europe and a previously closed plant in the Americas. As a result, the Company recorded pretax gains (including costs directly attributable to the sales) of approximately $84 million in 2021.  These pretax gains were recorded to Other income (expense), net on the Consolidated Results of Operations.

See Note 22 to the Consolidated Financial Statements for further information.

Brazil Indirect Tax Credit

In 2021, the Company recorded a $71 million gain based on a favorable court ruling in Brazil that will allow the Company to recover indirect taxes paid in previous years.  This gain was recorded to Other income (expense), net on the Consolidated Results of Operations.

Pension Settlement Charges

In 2022, the Company settled a portion of its pension obligations and recorded approximately $20 million of pension settlement charges in the United States, Canada and Mexico. In 2021, the Company settled a portion of its pension obligations and recorded approximately $74 million of pension settlement charges, in the United States, Canada and Mexico.

Restructuring, Asset Impairment and Other Charges

During 2022, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $53 million.  These charges reflect $50 million of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at several of the Company’s facilities primarily in the Americas. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years. These charges also reflect approximately $3 million of other charges.

During 2021, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $35 million.  These charges reflect $28 million of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s facilities in the Americas and Europe. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years. These charges also reflect approximately $7 million of other charges.

See Note 10 to the Consolidated Financial Statements for further information.

Charge for Paddock Support Agreement Liability

The Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first quarter of 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction issued in connection with the Plan protecting O-I Glass and its affiliates from current and future asbestos-related personal injury claims.

See Note 15 to the Consolidated Financial Statements for further information.

Capital Resources and Liquidity

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Original Agreement”), which refinanced in full the previous credit agreement. The Original Agreement provided for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allowed for a one-time borrowing of up to $600 million, the proceeds of which were used, in addition to other consideration paid by the

Company and/or its subsidiaries, to fund an asbestos settlement trust (the “Paddock Trust”) established in connection with the confirmed plan of reorganization of Paddock proposed by Paddock, O-I Glass and certain other parties in Paddock’s Chapter 11 case (see Note 15 to the Consolidated Financial Statements for more information). On July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust.

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

At December 31, 2022, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1,450 million in term loan A facilities ($1,426 million outstanding balance at December 31, 2022, net of debt issuance costs). At December 31, 2022, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at December 31, 2022 was 5.93%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2022, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as fair value hedges (see Note 9 to the Consolidated Financial Statements for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Material Cash Requirements

The Company’s material cash requirements include the following:

●	Cash payments for debt repayments totaling $4,671 million (including finance leases) and ranging from $92 million to $1,822 million on an annual basis over the next five years (see Note 14 to the Consolidated Financial Statements). Assuming interest rates and scheduled maturities as of December 31, 2022, interest payments to service outstanding debt totaling $864 million and ranging from $54 million to $238 million on an annual basis over the next five years.
●	Capital expenditures of approximately $700 to $725 million in 2023, for property, plant and equipment as described below;
●	Cash contributions to its pension plans totaling between $40 million and $75 million over the next two years, and cash contributions for other post retirement benefits totaling $47 million (see Note 11 to the Consolidated Financial Statements);
●	Cash payments for operating leases totaling $285 million (including imputed interest) and ranging from $28 million to $52 million on an annual basis over the next five years (see Note 12 to the Consolidated Financial Statements);
●	Cash payments toward restructuring activities (described below and see Note 10 to the Consolidated Financial Statements);
●	Cash payments for purchases obligations that consist primarily of contracted amounts for energy totaling approximately $3,185 million and ranging from $275 million to $889 million on an annual basis over the next five years. In cases where variable prices are involved, current market prices have been used to estimate these future purchases. The above amount does not include ordinary course of business purchase orders because the majority of such purchase orders may be canceled. The Company does not believe such purchase orders will adversely affect its liquidity position.

Cash Flows

Operating activities: Cash provided by continuing operating activities was $154 million for 2022, compared to $680 million for 2021. The decrease in cash provided by continuing operating activities in 2022 was primarily due to the $621 million that the Company paid to fund the Paddock Trust and related expenses, as well as a higher use of cash for other operating items and lower non-cash charges, partially offset by higher net earnings than in 2021. See Note 15 to the Consolidated Financial Statements for additional information on Paddock. In addition, for 2022, the Company paid approximately $20 million toward restructuring activities compared to $30 million in the prior year.

During 2022, the Company contributed approximately $26 million to its defined benefit pension plans, compared with $84 million in 2021. The 2021 pension contributions included approximately $43 million in discretionary contributions. The Company expects to contribute between $40 million and $75 million to its pension plans in 2023 through 2024.

Working capital was a source of cash of $95 million in 2022, compared to a use of cash of $13 million in 2021. The source of cash from working capital was higher in 2022 due, in part, to a smaller change in accounts receivable balances from the prior year end. For 2022 and 2021, the Company’s use of its accounts receivable factoring programs resulted in increases of $54 million and $45 million, respectively, to cash provided by operating activities. See Note 20 to the Consolidated Financial Statements for additional information. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of December 31, 2022 were comparable to December 31, 2021. For 2022, other cash flows from operating activities were a higher use of cash of approximately $144 million compared to 2021, primarily due to the Company paying a $38 million tax audit settlement in Mexico, higher equity earnings and lower dividends received from equity affiliates.

Investing activities: Cash utilized in investing activities was $97 million for 2022, compared to $220 million of cash utilized for 2021. Capital spending for property, plant and equipment increased to $539 million during 2022, compared to $398 million in 2021, as the Company increased spending to enable future planned sales growth. The Company’s 2022-2024 capital expenditure plan to enable profitable growth has evolved amid ongoing supply chain challenges. The Company now anticipates that it will undertake a broader range of smaller scope capital projects to de-risk project execution.  The Company also plans to accelerate the development of its Generation 3 MAGMA solution.  Additionally, the Company announced that it will spend up to $240 million to build its first U.S. MAGMA greenfield facility in Bowling Green, KY, which is expected to commence production in mid-2024. The Company estimates that its full year 2023 capital expenditures should be approximately $700 to $725 million.

The Company received cash proceeds of approximately $368 million in 2022 related to the sale of the land and buildings of the Company’s plants in Brampton, Ontario, Canada and Vernon, California. The Company also received approximately $98 million of cash proceeds for the sale of miscellaneous businesses and other assets, primarily related to its Cristar glass tableware business in Colombia. In 2021, the Company received approximately $122 million from the sale of miscellaneous assets, which included the sale of its Le Parfait French jar brand, a previously closed plant in the Americas and its plant in Argentina. Also in 2021, the Company received approximately $58 million related to the sale of its ANZ businesses. Contributions to joint ventures were $12 million and $0 in 2022 and 2021, respectively. The Company also paid approximately $24 million related to hedge activity in 2022.

As a result of the funding of the Paddock Trust and the cancellation of the pledge of equity interests in reorganized Paddock, on July 20, 2022, the Company regained exclusive control over reorganized Paddock’s activities.  Therefore, at that date in the third quarter of 2022, reorganized Paddock was reconsolidated, and its remaining assets, including $12 million of cash and cash equivalents, were recognized in the Company’s consolidated statement of cash flows.

Financing activities:  Cash provided by financing activities was $6 million for 2022, compared to $273 million of cash utilized in financing activities for 2021.  Financing activities in 2022 included additions to long-term debt of $2,852 million, which included the refinancing of the Company’s bank credit agreement.  Financing activities in 2021 included additions to long-term debt of $1,021 million, which included the issuance of $400 million of senior notes.  Financing activities in 2022 included the repayment of long-term debt of $2,897 million, which included the refinancing of the Company’s bank credit agreement, the redemption of $450 million aggregate principal amount of the Company’s outstanding 5.875% senior notes due 2023 and the repayment of $88.2 million aggregate principal amount of the Company’s outstanding 6.625% Senior Notes due 2027.   Financing activities in 2021 also included the repayment of long-term debt of $1,188 million, which included the redemption of $310 million aggregate principal amount of the Company’s outstanding 4.00% senior notes due 2023 and the repayment of approximately $145 million of term loan A borrowings under the Company’s bank credit agreement.

Borrowings under short-term loans increased $16 million in 2022.  As a result of financing activities, the Company paid finance fees and premiums of $29 million and $16 million for 2022 and 2021, respectively.  Also, the Company received approximately $133 million and paid approximately $15 million related to hedging activity in 2022 and 2021, respectively.

Distributions to noncontrolling interests increased from $16 million in 2021 to $27 million in 2022 due to a higher distribution on the gain on the sale of the Cristar glass tableware business in Colombia.

In February 2021, the Company’s Board of Directors authorized a $150 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers, and employees.  This authorization supersedes and replaces any prior repurchase authorizations.  In each of 2022 and 2021, the Company repurchased $40 million of shares of the

Company’s common stock under this program. The Company intends to repurchase approximately $40 million of shares of the Company’s common stock in 2023.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (12 months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic or the conflict between Russia and Ukraine and their impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. In July 2022, the Plan became effective and Paddock and the Company provided total consideration of $610 million plus related expenses to fund the Paddock Trust. See Note 15 to the Consolidated Financial Statements for further information.

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

The Company believes that accounting for the impairment of long-lived assets, pension benefit plans, and income taxes involves the more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

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

As part of its on-going assessment of goodwill in 2019, the Company determined that indicators of impairment had occurred during the third quarter of 2019. The triggering events were management’s update to its long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) as compared to the projections used in the most recent goodwill impairment test performed as of October 1, 2018, and a significant reduction in the Company’s share price. As a result, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the 2019 interim impairment analysis.

During the fourth quarter of 2022, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. Goodwill at December 31, 2022 totaled approximately $1.81 billion, representing approximately 20% of total assets. As of December 31, 2022, the Company has three reporting units and includes $818 million of recorded goodwill to the Company’s Europe reporting unit, $442 million of recorded goodwill to the Company’s North America reporting unit and $553 million of recorded goodwill to the Company’s Latin America reporting unit. There can be no assurance that anticipated financial results will be achieved, and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the North America reporting unit remains the reporting unit that has the greatest risk of future impairment charges given the difference (13%) between the BEV and carrying value of this reporting unit as of October 1, 2022. Future changes in the Company’s cost of capital or expected cash flows may cause the Company’s goodwill to become impaired, resulting in a non-cash charge against the Company’s results of operations. For example, if the Company’s assumed perpetuity growth rate, which would impact projected future cash flows, were one-half percentage point lower and the Company’s assumed weighted average cost of capital were one-half percentage point higher, the testing performed as of October 1, 2022, would have indicated that the BEV of the Company’s

North American reporting unit would have exceeded its carrying value by approximately 3%. The BEVs of the Company’s Europe and Latin America reporting units more substantially exceeded their carrying values. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2022, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2023 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write-down of goodwill is necessary, then the Company will record a charge at that time. In the event the Company would be required to record a significant write-down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

Pension Benefit Plans

Estimates - The determination of pension obligations and the related pension expense or credits to operations involves certain estimations. The most critical estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31,

2022, the weighted average discount rate was 5.48% and 5.52% for U.S. and non-U.S. plans, respectively. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. In developing this assumption, the Company also considers the Plans’ asset mix and evaluates input from its third-party pension plan asset consultants, including their review of asset class return expectations. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. For purposes of determining pension charges and credits in 2022, the Company’s estimated weighted average expected long-term rate of return on plan assets is 5.75% for U.S. plans and 4.21% for non-U.S. plans compared to 6.85% for U.S. plans and 5.46% for non-U.S. plans in 2021. The Company recorded pension expense from continuing operations (exclusive of settlement charges) of $34 million, $32 million, and $38 million in 2022, 2021, and 2020, respectively. Depending on currency translation rates, the Company expects to record approximately $28 million of total pension expense for the full year of 2023. The 2023 pension expense will reflect a 5.75% and 4.67% expected long-term rate of return for the U.S. assets and non-U.S. assets, respectively.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $3 million and $8 million, respectively, in the pretax pension expense for the full year of 2022.

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

The Company treats Global Intangible Low Taxed Income (“GILTI”) as a period cost.

Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high priorities in many jurisdictions. The potential for additional global tax legislation changes, such as restrictions on interest deductibility, deductibility of cross-jurisdictional payments, and limitations on the utilization of tax attributes, could have a material adverse impact on net income and cash flow by impacting significant deductions or income inclusions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from fluctuations in foreign currency exchange rates, and changes in interest rates. To mitigate some of the near-term volatility in the Company’s earnings and cash flows, the Company manages certain of its exposures through the use of derivative instruments. These instruments carry varying degrees of counterparty credit risk. To mitigate this risk, the Company has defined a financial counterparty policy that established criteria to select qualified counterparties based on credit ratings and credit default spreads. The policy also limits the exposure with individual counterparties. The Company monitors these exposures quarterly. The Company does not enter into derivative financial instruments for trading purposes. A discussion of the Company’s accounting policies for derivative financial instruments, as well as the Company’s exposure to market risk, is included in Notes 1 and 9 to the Consolidated Financial Statements.

For purposes of disclosing the market risk inherent in its derivative financial instruments, the Company utilizes sensitivity analyses which assume no changes to factors other than foreign currency exchange rates and interest rates.  The analyses do not reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Currency Exchange Rate Risk

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results have foreign currency exchange risk as a result of translation exposure. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. The Company has hedged a portion of the net investment in international subsidiaries against fluctuations in the European Euro through derivative financial instruments. The net fair value of these instruments was a net liability of approximately $25 million at December 31, 2022 and net liability of approximately $14 million at December 31, 2021.

In addition, because the Company’s subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary. This strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. However, the Company has certain variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk.  At December 31, 2022 and 2021, the net fair value of such swap contracts was a net liability of approximately $55 million and a net liability of approximately $12 million, respectively.

As of December 31, 2022, the potential change in fair value for such financial instruments from a change of 10% in the quoted foreign exchange rates would be approximately $131 million.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Agreement (see Note 14 to the Consolidated Financial Statements for further information). The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt and, from time-to-time, may enter into interest rate swap agreements.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from (or payment of variable amounts to) a counterparty in exchange for the Company making (or receiving) fixed-rate payments. In 2022 and 2021, the Company has used interest rate swap agreements to effectively convert fixed-rate debt to variable-rate debt. At December 31, 2022 and 2021, the net fair value of such swap contracts was a  liability of approximately $44 million and a net asset of approximately $2 million, respectively.  As of December 31, 2022, based on the outstanding balances on the Company’s variable-rate debt (including the effect of the swap contracts), a one percentage point change in interest rates would change the Company’s annual net interest expense by $23 million.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations, including interest rate swap agreements, at December 31, 2022. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair Value at
(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total	12/31/2022
Long-term debt at variable rate:
Principal by expected maturity	$44	$797	$84	$84	$1,208	$26	$2,243	$2,270
Avg. principal outstanding	$2,221	$1,800	$1,360	$1,276	$630	$26
Avg. interest rate	5.46%	6.62%	5.35%	5.39%	5.39%	5.28%
Long-term debt at fixed rate:
Principal by expected maturity	$256	$8	$1,134	$8	$614	$408	$2,428	$2,347
Avg. principal outstanding	$2,300	$2,168	$1,597	$1,026	$715	$408
Avg. interest rate	5.06%	4.68%	5.36%	6.07%	5.05%	4.75%

The Company believes the near-term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2022.

Commodity Price Risk

The Company enters into commodity forward contracts and collars related to forecasted natural gas requirements, objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. At December 31, 2022, the net fair value of such contracts was a net liability of approximately $6 million.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, war, civil disturbance or acts of terrorism, natural disasters, and weather, (2) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current conflict between Russia and Ukraine and disruptions in supply of raw materials caused by transportation delays), (3) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (4) competitive pressures, consumer preferences for alternative forms of packaging or consolidation among competitors and customers, (5) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it within the timeframe expected, (6) unanticipated operational disruptions, including higher capital spending, (7) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (8) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, and achieving cost savings, (9) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (10) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (11) the Company’s ability to achieve its strategic plan, (12) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (13) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (14) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (15) foreign currency fluctuations relative to the U.S. dollar, (16) changes in tax laws or U.S. trade policies, (17) risks related to recycling and recycled content laws and regulations, (18) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders and the other risk factors discussed in this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O-I Glass, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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

Valuation of Goodwill – North America Reporting Unit
Description of the Matter

As of December 31, 2022, the Company’s goodwill balance associated with the North America reporting unit was $442 million. As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if impairment indicators arise. The outcome of the Company’s annual goodwill impairment test indicated that no impairment existed. However, the goodwill related to the North America reporting unit was determined to be at risk for future impairment charges given the difference (13%) between the business enterprise value (“BEV”) and the carrying value of this reporting unit.

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

Toledo, Ohio
February 8, 2023

O-I Glass, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2022	2021	2020
Net sales	$6,856	$6,357	$6,091
Cost of goods sold	(5,643)	(5,266)	(5,119)
Gross profit	1,213	1,091	972
Selling and administrative expense	(496)	(433)	(403)
Research, development and engineering expense	(79)	(82)	(75)
Interest expense, net	(239)	(216)	(265)
Equity earnings	107	90	37
Other income (expense), net	299	(118)	87
Earnings from continuing operations before income taxes	805	332	353
Provision for income taxes	(178)	(167)	(89)
Earnings from continuing operations	627	165	264
Gain from discontinued operations		7
Net earnings	627	172	264
Net earnings attributable to noncontrolling interests	(43)	(23)	(15)
Net earnings attributable to the Company	$584	$149	$249
Amounts attributable to the Company:
Earnings from continuing operations	$584	$142	$249
Gain from discontinued operations	—	7	—
Net earnings	$584	$149	$249
Basic earnings per share:
Earnings from continuing operations	$3.76	$0.90	$1.59
Gain from discontinued operations		0.05	—
Net earnings	$3.76	$0.95	$1.59
Diluted earnings per share:
Earnings from continuing operations	$3.67	$0.88	$1.57
Gain from discontinued operations		0.05	—
Net earnings	$3.67	$0.93	$1.57
Dividends declared per common share	$—	$—	$0.05

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Dollars in millions

Years ended December 31,	2022	2021	2020
Net earnings	$627	$172	$264
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	(66)	(416)
Pension and other postretirement benefit adjustments, net of tax	76	322	33
Change in fair value of derivative instruments, net of tax	25	39	(46)
Other comprehensive income (loss)	99	295	(429)
Total comprehensive income (loss)	726	467	(165)
Comprehensive income attributable to noncontrolling interests	(31)	(18)	(15)
Comprehensive income (loss) attributable to the Company	$695	$449	$(180)

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2022	2021
Assets
Current assets:
Cash and cash equivalents	$773	$725
Trade receivables, net of allowances of $28 million and $28 million at December 31, 2022 and 2021, respectively	760	692
Inventories	848	816
Prepaid expenses and other current assets	222	237
Assets held for sale		49
Total current assets	2,603	2,519
Other assets:
Equity investments	695	643
Pension assets	60	150
Other assets	666	577
Intangibles, net	262	286
Goodwill	1,813	1,840
Total other assets	3,496	3,496

Property, plant and equipment:
Land, at cost	217	237
Buildings and equipment, at cost:
Buildings and building equipment	1,102	1,134
Factory machinery and equipment	5,157	5,112
Transportation, office and miscellaneous equipment	71	72
Construction in progress	556	300
	7,103	6,855
Less accumulated depreciation	4,141	4,038
Net property, plant and equipment	2,962	2,817
Total assets	$9,061	$8,832

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except share and per share amounts

December 31,	2022	2021
Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable	$1,355	$1,210
Salaries and wages	181	165
U.S. and foreign income taxes	77	41
Other accrued liabilities	399	345
Short-term loans	45	34
Long-term debt due within one year	300	38
Liabilities held for sale		13
Total current liabilities	2,357	1,846
Long-term debt	4,371	4,753
Deferred taxes	84	102
Pension benefits	225	284
Nonpension postretirement benefits	63	106
Other liabilities	433	289
Paddock Support Agreement		625
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 185,567,871 and 187,752,045 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,079	3,090
Treasury stock, at cost, 30,879,776 and 31,396,951 shares, respectively	(688)	(701)
Retained earnings	885	301
Accumulated other comprehensive loss	(1,861)	(1,972)
Total share owners’ equity of the Company	1,417	720
Noncontrolling interests	111	107
Total share owners’ equity	1,528	827
Total liabilities and share owners’ equity	$9,061	$8,832

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED SHARE OWNERS’ EQUITY

Dollars in millions

	Share Owners’ Equity of the Company

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Share Owners' Equity
Balance on January 1, 2020	$2	3,130	(733)	(89)	(1,843)	97	564
Reissuance of common stock (0.9 million shares)		(12)	21				9
Stock compensation (0.9 million shares)		11					11
Dividends declared (a)				(8)			(8)
Net earnings				249		15	264
Other comprehensive income (loss)					(429)		(429)
Distributions to noncontrolling interests						(8)	(8)
Other			(2)				(2)
Balance on December 31, 2020	2	3,129	(714)	152	(2,272)	104	401
Issuance of common stock (0.05 million shares)		1					1
Reissuance of common stock (0.7 million shares)		(6)	15				9
Shares repurchased (2.3 million shares)		(40)					(40)
Stock compensation (0.6 million shares)		8					8
Net earnings				149		23	172
Other comprehensive income (loss)					300	(5)	295
Distributions to noncontrolling interests						(16)	(16)
Other		(2)	(2)			1	(3)
Balance on December 31, 2021	2	3,090	(701)	301	(1,972)	107	827
Issuance of common stock (0.08 million shares)		2					2
Reissuance of common stock (0.7 million shares)		(6)	16				10
Shares repurchased (3.0 million shares)		(40)					(40)
Stock compensation (0.5 million shares)		33					33
Net earnings				584		43	627
Other comprehensive income (loss)					111	(12)	99
Distributions to noncontrolling interests						(27)	(27)
Other			(3)				(3)
Balance on December 31, 2022	$2	$3,079	$(688)	$885	$(1,861)	$111	$1,528

(a) The Company's Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first quarter of 2020.

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2022	2021	2020
Operating activities:
Net earnings	$627	$172	$264
Gain from discontinued operations		(7)
Non-cash charges (credits):
Depreciation	352	356	369
Amortization of intangibles and other deferred items	102	93	99
Amortization of finance fees and debt discount	11	14	14
Deferred tax provision (benefit)	22	5	(5)
Pension expense	34	32	38
Restructuring, asset impairment and related charges	50	28	96
Pension settlement charges	20	74	26
Gain on sale of ANZ businesses			(275)
Charge related to Paddock support agreement liability		154
Brazil indirect tax credit		(71)
Other asset impairments			36
Gain on sale of divested businesses and miscellaneous assets	(55)	(84)
Gain on sale leasebacks	(334)
Pension contributions	(26)	(84)	(103)
Cash paid for restructuring activities	(20)	(30)	(37)
Paddock Trust settlement payment and related expenses	(621)
Change in components of working capital (See Note 20)	95	(13)	(181)
Other, net	(103)	41	116
Cash provided by continuing operating activities	154	680	457
Cash provided by discontinued operating activities		7
Total cash provided by operating activities	154	687	457
Investing activities:
Cash payments for property, plant and equipment	(539)	(398)	(311)
Contributions and advances to joint ventures	(12)
Cash proceeds on disposal of other businesses and misc. assets	98	122	10
Cash proceeds on sale leasebacks	368
Cash proceeds on sale of ANZ businesses, net of transaction costs		58	441
Deconsolidation of Paddock			(47)
Reconsolidation of reorganized Paddock	12
Net cash proceeds (payments) for hedging activity	(24)	(2)
Cash provided by (utilized in) investing activities	(97)	(220)	93
Financing activities:
Additions to long-term debt	2,852	1,021	1,845
Repayments of long-term debt	(2,897)	(1,188)	(2,460)
Increase (decrease) in short-term loans	16	(17)	(15)
Payment of finance fees	(29)	(16)	(51)
Dividends paid			(8)
Net cash proceeds (payments) for hedging activity	133	(15)	(8)
Distributions paid to noncontrolling interests	(27)	(16)	(12)
Shares repurchased	(40)	(40)
Sale leaseback proceeds in conjunction with ANZ sale			155
Issuance of common stock and other	(2)	(2)	(3)
Cash provided by (utilized in) financing activities	6	(273)	(557)
Effect of exchange rate fluctuations on cash	(15)	(29)	19
Increase in cash including cash classified within current assets held for sale	48	165	12
Less: decrease in cash classified within current assets held for sale		(3)
Cash and cash equivalents at beginning of period	725	563	551
Cash and cash equivalents at end of period	$773	$725	$563

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

Shipping and Handling Costs Amounts billed to customers related to shipping and handling or other pass-through items are included in net sales in the Consolidated Results of Operations. Shipping and handling costs are included with cost of goods sold in the Consolidated Results of Operations.

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

Inventory Valuation Inventories are valued at the lower of cost or net realizable value.

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

New Accounting Standards

In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This ASU requires that a buyer in a supplier

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. The Company is evaluating the impact of this ASU.

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

Financial information regarding the Company’s reportable segments is as follows:

	2022	2021	2020
Net sales:
Americas	$3,835	$3,557	$3,322
Europe	2,878	2,687	2,364
Asia Pacific			281
Reportable segment totals	6,713	6,244	5,967
Other	143	113	124
Net sales	$6,856	$6,357	$6,091

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	2022	2021	2020
Earnings from continuing operations before income taxes	$805	$332	$353
Items excluded from segment operating profit:
Retained corporate costs and other	232	171	145
Gain on sale of divested businesses and miscellaneous assets	(55)	(84)
Gain on sale leasebacks	(334)
Restructuring, asset impairment and other charges	53	35	142
Brazil indirect tax credit		(71)
Charge related to Paddock support agreement liability		154
Charge for deconsolidation of Paddock			14
Gain on sale of ANZ businesses			(275)
Strategic transaction and corp. modernization costs			8
Pension settlement charges	20	74	26
Interest expense, net	239	216	265
Segment operating profit	$960	$827	$678

Americas	$472	$456	$395
Europe	488	371	264
Asia Pacific			19
Reportable segment totals	$960	$827	$678

				Reportable	Retained	Consoli-
			Asia	Segment	Corp Costs	dated
	Americas	Europe	Pacific	Totals	and Other	Totals
Total assets:
2022	$5,109	$3,392	$—	$8,501	$560	$9,061
2021	4,853	3,513		8,366	466	8,832
2020	4,927	3,507		8,434	448	8,882
Equity investments:
2022	$488	$146	$—	$634	$61	$695
2021	458	121		579	64	643
2020	492	120		612	61	673
Equity earnings (losses):
2022	$64	$43	$—	$107	$—	$107
2021	58	28		86	4	90
2020	51	23		74	(37)	37
Capital expenditures:
2022	$339	$192	$—	$531	$8	$539
2021	211	180		391	7	398
2020	146	138	20	304	7	311
Depreciation and amortization expense:
2022	$278	$152	$—	$430	$24	$454
2021	269	154		423	26	449
2020	270	146	28	444	24	468

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	U.S.	Non-U.S.	Total
2022	$766	$2,421	$3,187
2021	740	2,193	2,933
2020	751	2,294	3,045

The Company’s net sales by geographic region are as follows:

	U.S.	Non-U.S.	Total
2022	$1,941	$4,915	$6,856
2021	1,806	4,551	6,357
2020	1,791	4,300	6,091

Operations outside the U.S. that accounted for 10% or more of consolidated net sales from continuing operations were in France (2022-11%, 2021-12%, 2020-11%), Italy (2022-12%, 2021- 12%, 2020-11%), and Mexico (2022 -13%, 2021- 12%, 2020-11%).

3. Revenue

Revenue is recognized at a point in time when obligations under the terms of the Company’s contracts and related purchase orders with its customers are satisfied. This occurs with the transfer of control of glass containers, which primarily takes place when products are shipped from the Company’s manufacturing or warehousing facilities to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimated provisions for rebates, discounts, returns and allowances. Amounts billed to customers related to shipping and handling or other pass-through items are included in net sales in the Consolidated Results of Operations. Sales, value-added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are based on customary business practices and can vary by customer type. The term between invoicing and when payment is due is not significant. Also, the Company elected to account for shipping and handling costs as a fulfillment cost at the time of shipment.

For the years ended December 31, 2022 and 2021, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet. For the years ended December 31, 2022, 2021 and 2020, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

Consistent with the disclosures in Note 2 related to the ANZ sale, Asia Pacific revenue for the year ended December 31, 2020 reflects only seven months of revenue from the ANZ businesses. The other businesses that comprised the Asia Pacific segment and that have been retained by the Company have been reclassified to the Other sales line.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table for the year ended December 31, 2022 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,367	$2,169	$4,536
Food and other	832	467	1,299
Non-alcoholic beverages	636	242	878
Reportable segment totals	$3,835	$2,878	$6,713
Other			143
Net sales			$6,856

The following table for the year ended December 31, 2021 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,165	$1,976	$4,141
Food and other	830	487	1,317
Non-alcoholic beverages	562	224	786
Reportable segment totals	$3,557	$2,687	$6,244
Other			113
Net sales			$6,357

The following table for the year ended December 31, 2020 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$2,008	$1,681	$217	$3,906
Food and other	823	481	38	1,342
Non-alcoholic beverages	491	202	26	719
Reportable segment totals	$3,322	$2,364	$281	$5,967
Other				124
Net sales				$6,091

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

At December 31, 2022 and 2021, the Company reported $760 million and $692 million of accounts receivable, respectively, net of allowances of $28 million and $28 million, respectively. Changes in the allowance were not material for the years ended December 31, 2022 or 2021.

5. Inventories

Major classes of inventory are as follows:

	2022	2021
Finished goods	$667	$659
Raw materials	137	119
Operating supplies	44	38
	$848	$816

6. Equity Investments

At December 31, 2022, the Company’s ownership percentage in affiliates include:

	O-I Ownership
Affiliates	Percentage	Business Type
Empresas Comegua S.A.	49.7%	Glass container manufacturer
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Summarized information pertaining to the Company’s equity affiliates follows:

	2022	2021	2020
Equity in earnings:
Non-U.S.	$101	$83	$29
U.S.	6	7	8
Total	$107	$90	$37
Dividends received	$71	$103	$58

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

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2022	2021
At end of year:
Current assets	$641	$557
Non-current assets	1,369	1,317
Total assets	2,010	1,874
Current liabilities	426	386
Other liabilities and deferred items	207	195
Total liabilities and deferred items	633	581
Net assets	$1,377	$1,293

For the year:	2022	2021	2020
Net sales	$1,328	$1,185	$927
Gross profit	$348	$305	$256
Net earnings	$232	$169	$141

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2022, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X. As such, separate financial statements for the Company’s equity investments are not required to be filed with the Securities and Exchange Commission.

The Company made purchases of approximately $137 million and $117 million from equity affiliates in 2022 and 2021, respectively, and owed approximately $65 million and $68 million to equity affiliates as of December 31, 2022 and 2021, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Europe	Americas	Total
Balance as of January 1, 2020	$859	$1,075	$1,934
Translation effects	74	(57)	17
Balance as of December 31, 2020	933	1,018	1,951
Divestiture related adjustments		(3)	(3)
Reclassified as held for sale		(18)	(18)
Translation effects	(67)	(23)	(90)
Balance as of December 31, 2021	866	974	1,840
Translation effects	(48)	21	(27)
Balance as of December 31, 2022	$818	$995	$1,813

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

During the fourth quarter of 2022, the Company completed its annual impairment testing and determined that no impairment existed.

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the North America reporting unit, which was $442 million and is included in the Americas segment above, was determined to have the greatest risk of future impairment charges given the difference (13%) between the BEV and carrying value of this reporting unit as of October 1, 2022. The BEVs of the Company’s Europe and Latin America reporting units substantially exceeded their carrying values as of October 1, 2022. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the fourth quarter of 2022 may have indicated an impairment of the goodwill related to one or more of the Company’s reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2022, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred.

Goodwill for the Americas segment is net of accumulated impairment losses of $595 million as of December 31, 2022 and 2021.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Intangible Assets

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $262 million and $286 million, which included accumulated amortization of $284 million and $251 million, for the years ended December 31, 2022 and 2021, respectively. Amortization expense for intangible assets was $33 million, $34 million and $33 million for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated amortization related to intangible assets through 2027 is as follows: 2023, $28 million; 2024, $26 million; 2025, $24 million; 2026, $23 million and 2027, $21 million. No impairment existed on these assets at December 31, 2022.

The Company has determined that the fair value measurements related to the customer list intangible assets are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

8. Other Assets

Other assets (noncurrent) consist of the following at December 31, 2022 and 2021:

	2022	2021
Right of use lease assets	$225	$116
Deferred tax assets	117	152
Deferred returnable packaging costs	90	80
Repair part inventories	120	117
Capitalized software	44	49
Value added taxes	15	10
Other	55	53
	$666	$577

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $10 million, $11 million and $12 million for 2022, 2021 and 2020, respectively. Estimated amortization related to capitalized software through 2027 is as follows: 2023, $9 million; 2024, $8 million; 2025, $8 million; 2026, $7 million and 2027, $7 million.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

9. Derivative Instruments

The Company has certain derivative assets and liabilities which consist of natural gas forwards and collars, foreign exchange option and forward contracts, interest rate swaps and cross-currency swaps. The valuation of these instruments is determined primarily using the income approach, including discounted cash flow analysis on the expected cash flows of each derivative. Natural gas prices, foreign exchange rates and interest rates are the significant inputs into the valuation models. The Company also evaluates counterparty risk in determining fair values. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.

Commodity Forward Contracts and Collars Designated as Cash Flow Hedges

The Company has entered into commodity forward contracts and collars related to forecasted natural gas requirements, the objective of which are to limit the effects of fluctuations in future market prices of natural gas and the related volatility in cash flows.

An unrecognized loss of $1 million at December 31, 2022 related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings in the period when the commodity forward contracts expire.

Cash Flow Hedges of Foreign Exchange Risk

The Company has variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  In 2021, the Company used derivatives to manage these exposures and designated those derivatives as cash flow hedges of foreign exchange risk. In addition, one of the Company’s non-U.S. dollar-functional-currency subsidiaries purchases a raw material in the normal course of business for use in glass container production that is priced in U.S. dollars. Such purchases expose the Company to exchange rate fluctuations. The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of foreign exchange risk.

The Company terminated a portion of its cross-currency swaps, which resulted in a $7 million outflow for 2022 and outflows of $15 million and $3 million for 2021 and 2020, respectively, as disclosed in the cash flows from financing activities section of the Consolidated Cash Flows.

An unrecognized gain of $1 million and $6 million at December 31, 2022 and December 31, 2021, respectively, related to these cross-currency swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $16 million and $4 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at December 31, 2022 and December 31, 2021, respectively.

The Company terminated a portion of its cross-currency swaps, which resulted in a $107 million inflow for 2022, as disclosed in the cash flows from financing activities section of the Consolidated Cash Flows.

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

In each of 2022 and 2020, the Company terminated a portion of its cross-currency swaps designated as net investment hedges, which resulted in a $33 million inflow and a $5 million outflow, respectively, recognized in the cash flows from financing activities section of the Consolidated Cash Flows.

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

In 2022, the Company paid approximately $24 million to settle related hedges and recognized these payments in the cash flows from investing activities section of the Consolidated Cash Flows.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at December 31, 2022 and 2021:

	Fair Value of
	Hedge Assets		Hedge Liabilities
	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$3	$—	$9	$—
Interest rate swaps - fair value hedges (b)		4	44	2
Cash flow hedges of foreign exchange risk (c)		2		23
Fair value hedges of foreign exchange risk (d)	7	9	62
Net investment hedges (e)	3	3	28	17
Total derivatives accounted for as hedges	$13	$18	$143	$42
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	5	1	2	2
Total derivatives	$18	$19	$145	$44

Current	$15	$14	$32	$2
Noncurrent	3	5	113	42
Total derivatives	$18	$19	$145	$44

(a)	The notional amount of the commodity forward contracts and collars was approximately 46 million British Thermal Units (“BTUs”) at December 31, 2022. The maximum maturity dates are in 2027 at December 31, 2022.
(b)	The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at December 31, 2022 and December 31, 2021. The maximum maturity dates are in 2024 at December 31, 2022 and December 31, 2021.
(c)	The notional amounts of the cash flow hedges of foreign exchange risk were $0 and $422 million at December 31, 2022 and December 31, 2021, respectively. The maximum maturity dates are in 2023 at December 31, 2021.
(d)	The notional amounts of the fair value hedges of foreign exchange risk were $844 million and $400 million at December 31, 2022 and December 31, 2021, respectively. The maximum maturity dates were in 2030 at December 31, 2022.
(e)	The notional amounts of the net investment hedges were €358 million and €311 million at December 31, 2022 and December 31, 2021, respectively. The maximum maturity dates are in 2026 at December 31, 2022 and 2027 at December 31, 2021.
(f)	The notional amounts of the foreign exchange derivative contracts were $245 million and $202 million at December 31, 2022 and December 31, 2021, respectively. The maximum maturity dates are in 2023 at December 31, 2022 and 2022 at December 31, 2022.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The effects of derivative instruments on the Company’s Consolidated Results of Operations and Comprehensive Income (Loss) for OCI for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives designated as hedging instruments:	2022	2021	2020	2022	2021		2020
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(1)	$	$	$6	$		$
Cash flow hedges of foreign exchange risk (b)	14	75	(99)	15		77		(115)
Cash flow hedges of interest rate risk (c)								(1)
Net Investment Hedges
Net Investment Hedges	30	40	(54)	6		3		4
	$43	$115	$(153)	$27		$80		$(112)

	Amount of Gain (Loss) Recognized in Other income (expense), net
Derivatives not designated as hedges:	2022	2021	2020
Foreign exchange derivative contracts	$(20)	$4	$9

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) cost of goods sold, (b) other income (expense), net or (c) interest expense, net.

10. Restructuring

The Company continually reviews its manufacturing footprint and operating cost structure and may decide to close operations or reduce headcount to gain efficiencies, integrate acquired operations, reduce future expenses and address other market factors. The Company incurs costs associated with these actions including employee severance and benefits, other exit costs such as those related to contract terminations, and asset impairment charges. The Company also may incur other costs related to closed facilities including clean-up, dismantling and preparation for sale or other disposition.

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

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through December 31, 2022 and December 31, 2021, the remaining carrying value of the impaired assets was approximately $6 million and $5 million, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately while minor initiatives are presented on a combined basis. As of December 31, 2022 and 2021, no major restructuring programs were in effect.

In 2022, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $50 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s facilities primarily in the Americas. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These charges were recorded to Other income (expense), net on the Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out over the next several years.

In 2021, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $28 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s facilities in the Americas and Europe. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These charges were recorded to Other income (expense), net on the Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out over the next several years.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2021 through December 31, 2022:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2021	$38	$—	$7	$45
Charges	3	6	19	28
Write-down of assets to net realizable value		(6)		(6)
Net cash paid, principally severance and related benefits	(15)		(15)	(30)
Other, including foreign exchange translation	(6)			(6)
Balance at December 31, 2021	$20	$—	$11	$31
Charges	8	30	12	50
Write-down of assets to net realizable value		(30)		(30)
Net cash paid, principally severance and related benefits	(11)		(9)	(20)
Other, including foreign exchange translation			(4)	(4)
Balance at December 31, 2022	$17	$—	$10	$27

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

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Obligations at beginning of year	$1,242	$1,590	$990	$1,127
Change in benefit obligations:
Service cost	13	13	10	12
Interest cost	35	40	24	21
Actuarial (gain) loss	(320)	(73)	(221)	(82)
Settlements	(20)	(252)	(17)	(8)
Benefit payments	(90)	(76)	(42)	(53)
Other			3	1
Foreign currency translation			(78)	(28)
Net change in benefit obligations	(382)	(348)	(321)	(137)
Obligations at end of year	$860	$1,242	$669	$990

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Fair value at beginning of year	$1,168	$1,324	$923	$929
Change in fair value:
Actual gain (loss) on plan assets	(256)	145	(255)	7
Benefit payments	(90)	(76)	(42)	(53)
Employer contributions	10	27	16	57
Participant contributions				1
Settlements	(20)	(252)	(17)	(8)
Foreign currency translation			(79)	(11)
Other			1	1
Net change in fair value of assets	(356)	(156)	(376)	(6)
Fair value at end of year	$812	$1,168	$547	$923

The Company recognizes the funded status of each pension benefit plan on the Consolidated Balance Sheet. The funded status of each plan is measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. Actuarial gains and losses are primarily related to changes in asset performance and in discount rates, and are accumulated in Accumulated Other Comprehensive Loss. The portion of accumulated actuarial gains and losses of each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income on a straight-line basis over the average

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

remaining service period of employees still accruing benefits or the expected life of participants not accruing benefits if all, or almost all, of the plan’s participants are no longer accruing benefits.

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Plan assets at fair value	$812	$1,168	$547	$923
Projected benefit obligations	860	1,242	669	990
Plan assets less than projected benefit obligations	(48)	(74)	(122)	(67)
Items not yet recognized in pension expense:
Actuarial loss	381	437	289	259
Prior service cost			9	10
	381	437	298	269
Net amount recognized	$333	$363	$176	$202

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2022 and 2021 as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Pension assets	$—	$—	$60	$150
Current pension liability, included with other accrued liabilities	(2)	(1)	(3)	(6)
Pension benefits	(46)	(73)	(179)	(211)
Accumulated other comprehensive loss	381	437	298	269
Net amount recognized	$333	$363	$176	$202

The following changes in plan assets and benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2022 and 2021 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2022	2021	2022	2021
Current year actuarial (gain) loss	$(3)	$(136)	$71	$(13)
Amortization of actuarial loss	(40)	(62)	(9)	(43)
Settlement	(13)	(73)	(7)	(1)
Other			3	(1)
	(56)	(271)	58	(58)
Translation			(29)	(7)
Change in accumulated other comprehensive loss	$(56)	$(271)	$29	$(65)

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2022	2021	2020	2022	2021	2020
Service cost	$13	$13	$11	$10	$12	$13
Interest cost	35	40	50	24	21	26
Expected asset return	(61)	(82)	(85)	(36)	(46)	(45)
Amortization:
Actuarial loss	40	61	56	9	13	12
Net expense	$27	$32	$32	$7	$—	$6

In 2022, 2021, and 2020 the Company settled a portion of its pension obligations in the U.S., Canada and Mexico, resulting in settlement charges of approximately $20 million, $74 million, and $26 million, respectively. In 2022, settlement charges related to lump sum payments directly to plan participants. In 2021, a retiree annuity contract purchase transaction with an issuer in the U.S. amounted to approximately $239 million and gave rise to the majority of the settlement transaction, with lump-sum payments directly to plan participants comprising the remainder. In 2020 a retiree annuity contract purchase transaction with an insurer in Canada amounted to approximately $31 million and gave rise to the majority of the settlement transaction, with lump-sum payments directly to plan participants comprising the remainder.

The components of pension expense, other than the service cost component, as well as pension settlement charges are included in Other income (expense), net on the Consolidated Results of Operations.

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2022	2021	2022	2021	2022	2021	2022	2021
Projected benefit obligations	$860	$1,242	$240	$258	$860	$1,242	$216	$258
Accumulated benefit obligation	860	1,242	226	240	860	1,242	203	240
Fair value of plan assets	812	1,168	56	42	812	1,168	33	42

The accumulated benefit obligation for all defined benefit pension plans was $1,513 million and $2,210 million at December 31, 2022 and 2021, respectively.

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Discount rate	5.48%	2.86%	5.52%	2.53%
Rate of compensation increase	N/A	N/A	3.28%	3.18%

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2022	2021	2020	2022	2021	2020
Discount rate	2.86%	2.61%	3.39%	2.53%	1.92%	2.53%
Rate of compensation increase	N/A	N/A	N/A	3.18%	2.80%	2.86%
Expected long-term rate of return on assets	5.75%	6.85%	7.15%	4.21%	5.46%	5.23%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2022, the Company’s weighted average expected long-term rate of return on assets was 5.75% for the U.S. plans and 4.21% for the non-U.S. plans. In developing this assumption, the Company considered the Plans’ asset mix and long-term average returns and evaluated input from its third-party pension plan asset consultants, including their review of asset class return expectations.

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

The assets of the U.S. plans are maintained in a group trust and hold no individual assets other than the investment in the group trust. U.S. pension plan assets are measured at net asset value in the fair value hierarchy and amounted to $812 million and $1,168 million as of December 31, 2022 and 2021, respectively. In 2022, the group trust assets consisted of approximately 37% equity securities, 60% debt securities, and 3% real estate and other.

In 2022, the non-U.S. plan assets consisted of approximately 5% equity securities, 77% debt securities, and 18% other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2022 and 2021:

	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9	$—	$—	$9	$43	$—	$—	$43
Debt securities	29			29	35	14		49
Other		23		23		24		24
Total	$38	$23	$—		$78	$38	$—
Investments measured at net asset value				$486				$807
Total non-U.S. assets at fair value				$547				$923

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $25 million in 2023.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2023	$73	$42
2024	72	43
2025	72	45
2026	71	47
2027	70	48
2028-2032	330	257

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the United Kingdom, and the Netherlands. Participants’ contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $32 million in 2022, $30 million in 2021, and $34 million in 2020.

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

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Obligations at beginning of year	$34	$38	$76	$80
Change in benefit obligations:
Service cost			2	2
Interest cost	1	2	2	2
Actuarial (gain) loss	(11)	(4)	(29)	(6)
Benefit payments	(2)	(2)	(3)	(2)
Foreign currency translation			(3)
Net change in benefit obligations	(12)	(4)	(31)	(4)
Obligations at end of year	$22	$34	$45	$76

The actuarial (gain) loss for the Company’s postretirement benefit obligations in 2022 and 2021 was primarily related to changes in discount rates.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Postretirement benefit obligations	$(22)	$(34)	$(45)	$(76)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	(12)	8
Prior service credit	(18)	(26)	(40)	(13)
	(30)	(18)	(40)	(13)
Net amount recognized	$(52)	$(52)	$(85)	$(89)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2022 and 2021 as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Current nonpension postretirement benefit, included with Other accrued liabilities	$(2)	$(2)	$(2)	$(2)
Nonpension postretirement benefits	(20)	(32)	(43)	(74)
Accumulated other comprehensive loss	(30)	(18)	(40)	(13)
Net amount recognized	$(52)	$(52)	$(85)	$(89)

The following changes in benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2022 and 2021 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2022	2021	2022	2021
Current year actuarial (gain) loss	$(11)	$(4)	$(29)	$(6)
Amortization of actuarial loss	(8)	(9)
Amortization of prior service credit	8	9
	$(11)	$(4)	$(29)	$(6)

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$2	$2	$2
Interest cost	1	2	2	2	2	2
Amortization:
Actuarial (gain) loss	(8)	(9)	(11)
Prior service credit	8	9	5			(1)
Net amortization	—	—	(6)	—	—	(1)
Net postretirement benefit (income) cost	$1	$2	$(4)	$4	$4	$3

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2022	2021	2020	2022	2021	2020
Accumulated postretirement benefit obligation	5.48%	2.90%	2.48%	5.15%	2.95%	2.55%
Net postretirement benefit cost	2.90%	2.48%	3.31%	2.95%	2.55%	3.00%

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Health care cost trend rate assumed for next year	6.50%	6.40%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2029	N/A	N/A

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2023	$2	$3
2024	2	3
2025	2	3
2026	2	3
2027	2	3
2028 - 2032	8	14

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $5 million in 2022, $5 million in 2021 and $5 million in 2020. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

Certain lease agreements include terms with options to extend the lease, however none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed and do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the years ended December 31, 2022 and 2021, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial. Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

The Company leases warehouses, office buildings, equipment and certain land and buildings under both operating and finance lease arrangements. Information related to these leases is as follows:

	Year ended December 31,
	2022	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$13	$16	$7
Interest on lease liabilities (included in Interest expense, net)	3	3	2
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	57	52	75
Total lease cost	$73	$71	$84

	Year ended December 31,
	2022	2021	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52	$52	$75
Operating cash flows from finance leases	3	3	2
Financing cash flows from finance leases	13	16	7
Right-of-use assets obtained in exchange for new operating lease liabilities	171	33	42

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	December 31,
	2022	2021
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$225	$116

Current operating lease liabilities (included in Other current liabilities)	41	38
Noncurrent operating lease liabilities (included in Other long-term liabilities)	189	78
Total operating lease liabilities	$230	$116

Finance leases:
Property, plant and equipment	$179	$155
Accumulated amortization	(48)	(51)
Property, plant and equipment, net	131	104

Current finance lease liabilities (included in Long-term debt due within one year)	13	14
Noncurrent finance lease liabilities (included in Long-term debt)	119	84
Total finance lease liabilities	$132	$98

Weighted-average remaining lease term (in years):
Operating leases	7.4	5.1
Finance leases	5.6	6.2
Weighted-average discount rate:
Operating leases	5.71%	3.61%
Finance leases	5.06%	2.58%

Maturity of lease liabilities	Operating leases	Finance leases
2023	$52	$19
2024	44	25
2025	34	25
2026	30	25
2027	28	24
2028 and thereafter	97	46
Total lease payments	285	164
Less: imputed interest	(55)	(32)
Total lease obligations	$230	$132

Minimum payments related to leases not yet commenced as of December 31, 2022	$—	$—

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

13. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2022	2021	2020
U.S.	$1	$(295)	$(85)
Non-U.S.	804	627	438
	$805	$332	$353

Discontinued operations	2022	2021	2020
U.S.	$—	$—	$—
Non-U.S.		7	—
	$—	$7	$—

The provision for income taxes consists of the following:

	2022	2021	2020
Current:
U.S.	$14	$12	$8
Non-U.S.	142	150	86
	156	162	94
Deferred:
U.S.	(1)	(1)	1
Non-U.S.	23	6	(6)
	22	5	(5)
Total:
U.S.	13	11	9
Non-U.S.	165	156	80
Total for continuing operations	178	167	89
Total for discontinued operations	—	—	—
	$178	$167	$89

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 21% to the provision for income taxes is as follows:

	2022	2021	2020
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$169	$70	$74
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	34	31	34
Global intangible low taxed income and Foreign-derived intangible income, net of applicable GILTI credits	48	6	7
Goodwill and equity investment impairments			6
Divestitures and sale leasebacks of land and building	(34)		(87)
Tax law changes	(1)	(6)	(10)
Tax impact of Brazil indirect tax ruling	(6)	(7)
Change in valuation allowance	(36)	93	59
Tax attribute expiration	6	8	6
Withholding tax	24	12	12
Non-deductible expenses and taxable gains	11	24	14
Tax credits and incentives	(25)	(67)	(11)
Changes in tax reserves and audit settlements	(4)	10	2
Mexico inflationary adjustments	(2)	(6)
Equity earnings	(20)	(16)	(14)
Intercompany financing	4	10	12
Other taxes based on income	5	5	2
Other items	5		(17)
Provision for income taxes	$178	$167	$89

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their relevant tax basis; and (2) carryovers and credits for income tax purposes.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Accrued postretirement benefits	$23	$34
Paddock-related liabilities		137
Foreign tax credit carryovers	149	161
Operating, capital loss and interest carryovers	284	255
Other credit carryovers	24	20
Accrued liabilities	72	54
Pension liabilities	24	19
Operating lease liabilities	54	28
Other	90	68
Total deferred tax assets	720	776
Deferred tax liabilities:
Property, plant and equipment	128	114
Intangibles and deferred software	61	72
Operating lease right-of-use assets	53	28
Total deferred tax liabilities	242	214
Valuation allowance	(445)	(512)
Net deferred taxes	$33	$50

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2022 and 2021 as follows:

	2022	2021
Other assets	$117	$152
Deferred taxes	(84)	(102)
Net deferred taxes	$33	$50

The deferred tax benefit associated with the reduction in the valuation allowance of $67 million was primarily allocated $42 million to income from continuing operations due to the primacy of continuing operations, changes in tax law and movements in non-U.S. currencies, and $25 million to other comprehensive income.

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

At December 31, 2022, before valuation allowance, the Company had unused foreign tax credits of $149 million including $71 million expiring in 2023 through 2032 and $78 million that can be carried over indefinitely. Approximately $189 million of the deferred tax assets related to operating, capital loss and interest carryovers can

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

be carried over indefinitely. The remaining operating, capital loss and interest carryforwards of $95 million expire between 2023 and 2042. Other credit carryovers include approximately $22 million of research tax credits expiring from 2023 to 2041.

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

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Balance at January 1	$95	$93	$99
Additions and reductions for tax positions of prior years	(10)	3	(20)
Additions based on tax positions related to the current year		3	11
Reductions due to the lapse of the applicable statute of limitations
Reductions due to settlements	(31)
Foreign currency translation	(1)	(4)	3
Balance at December 31	$53	$95	$93
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$37	$75	$80
Accrued interest and penalties at December 31	$8	$16	$14
Interest and penalties included in tax expense for the years ended December 31	$(8)	$2	$3

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to approximately $30 million within the next 12 months. This is primarily the result of anticipated audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, France, Germany, Indonesia, Italy, Mexico and Peru. The years under examination range from 2004 through 2022. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s consolidated results of operations, financial position or cash flows. During 2022, the Company concluded income tax audits in several jurisdictions, including France, Indonesia, and Mexico.

14. Debt

The following table summarizes the long-term debt of the Company at December 31, 2022 and 2021:

	2022	2021
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,426
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans
Term Loans:
Term Loan A		923
Senior Notes:
5.875%, due 2023	249	695
3.125%, due 2024 (€725 million)	731	826
6.375%, due 2025	298	297
5.375%, due 2025	299	298
2.875%, due 2025 (€500 million)	529	561
6.625%, due 2027	607	693
4.750%, due 2030	396	395
Finance leases	132	98
Other	4	5
Total long-term debt	4,671	4,791
Less amounts due within one year	300	38
Long-term debt	$4,371	$4,753

The Company presents debt issuance costs in the Consolidated Balance Sheet as a deduction of the carrying amount of the related debt liability.

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Original Agreement”), which refinanced in full the previous credit agreement. The Original Agreement provided for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allowed for a one-time borrowing of up to $600 million, the proceeds of which were used, in addition to other consideration paid by the Company and/or its subsidiaries, to fund an asbestos settlement trust (the “Paddock Trust”) established in connection with the confirmed plan of reorganization of Paddock proposed by Paddock, O-I Glass and certain other parties in Paddock’s Chapter 11 case (see Note 15 for more information). On July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust.

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

At December 31, 2022, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1,450 million in term loan A facilities ($1,426 million outstanding balance at December 31, 2022, net of debt issuance costs). At December 31, 2022, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at December 31, 2022 was 5.93%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2022, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as fair value hedges (see Note 9 for more information).

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

Annual maturities for all of the Company’s long-term debt through 2028 and thereafter are as follows: 2023, $300 million; 2024, $805 million; 2025, $1,218 million; 2026, $92 million; 2027, $1,822 million; and 2028 and thereafter, $434 million.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at December 31, 2022, of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
5.875%, due 2023	$250	$99.78	$249
3.125%, due 2024 (€725 million)	772	97.38	752
6.375%, due 2025	300	97.79	293
5.375%, due 2025	300	96.93	291
2.875%, due 2025 (€500 million)	533	96.51	514
6.625%, due 2027	612	97.80	599
4.750% due 2030	400	87.73	351

15. Contingencies

Asbestos

From 1948 to 1958, one of the Company’s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos. The Company sold its insulation business unit in April 1958. The Company historically received claims from individuals alleging bodily injury and death as a result of exposure to asbestos from this product.

On December 26 and 27, 2019, the Company implemented the Corporate Modernization, whereby O-I Glass became the new parent entity with O-I Group and Paddock as direct, wholly owned subsidiaries, with Paddock as the successor-by-merger to O-I. The Company’s legacy asbestos-related liabilities remained within Paddock, with the Company’s glass-making operations remaining under O-I Group. As part of the Corporate Modernization transactions, O-I Glass entered into a support agreement with Paddock that required O-I Glass to provide funding to Paddock for all permitted uses, subject to the terms of the support agreement. The key objectives of the Paddock support agreement were to ensure that Paddock retained the ability to fund the costs and expenses of managing the Chapter 11 process, and ultimately settle current and future asbestos-related liabilities through the establishment of a trust as described below and fund certain other liabilities.

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to equitably and finally resolve all of its current and future asbestos-related liabilities. O-I Glass and O-I Group were not included in the Chapter 11 filing. During the pendency of the Chapter 11 proceeding, the activities of Paddock became subject to review and oversight by the Bankruptcy Court. As a result, the Company no longer

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

had exclusive control over Paddock’s activities. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities as of the Petition Date, were derecognized from the Company’s Consolidated Financial Statements on a prospective basis. Simultaneously, the Company recognized a liability related to the Paddock support agreement of $471 million as required under applicable accounting standards.

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

In connection with the agreement in principle, the Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement as a recognizable subsequent event in the Company’s consolidated results of operations for the quarter ended March 31, 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan (as defined below) protecting the Company, each of its current and former affiliates and certain other related parties (the “Company Protected Parties”) from current and future asbestos-related personal injury claims, as well as certain other adjustments to Paddock’s assets and liabilities, including estimated professional fees and expenses to be incurred in confirming and implementing the Plan. This charge was recorded to Other income (expense), net on the Consolidated Results of Operations.

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

Under the confirmed and effective Plan, the Paddock Trust was created pursuant to the provisions of section 524(g) of the Bankruptcy Code and was funded with $610 million in total consideration (“Settlement Consideration”). In exchange for the Settlement Consideration, each of the Company Protected Parties received the benefit of a release from Paddock, and Paddock and the Company Protected Parties received the benefit of an injunction under section 524(g) of the Bankruptcy Code channeling current and future asbestos-related personal injury claims to the Paddock Trust and permanently enjoining the assertion of asbestos-related personal injury claims against Paddock and the Company Protected Parties. In addition, the Paddock Trust, Paddock and O-I Glass (on behalf of itself and the Company Protected Parties) entered into an agreement through which the Paddock Trust agreed to indemnify the Company Protected Parties against any attempts to evade the channeling injunction or to otherwise bring asbestos-related personal injury claims against any Company Protected Party after the Effective Date. As a result, the Plan provides for a full and final resolution of current and future asbestos-related personal injury claims, a full and final resolution of (and a release in favor of the Company and its affiliates for) all claims arising out of the Corporate Modernization and provides that upon the Effective Date (which occurred on July 8, 2022), all obligations owed under the support agreement would terminate. Consistent with the Plan, the support agreement was deemed rejected as of the Effective Date, and all obligations between the parties to the support agreement were terminated.

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

As a result of the funding of the Paddock Trust and the cancellation of the pledge of equity interests in reorganized Paddock, on July 20, 2022, the Company regained exclusive control over reorganized Paddock’s activities. Therefore, at that date in the third quarter of 2022, reorganized Paddock was reconsolidated, and its remaining assets totaling $18 million (including $12 million of cash and cash equivalents) and liabilities totaling $30 million were recognized in the Company’s Consolidated Financial Statements.  The funding of the Paddock Trust and certain related expenses resulted in an operating cash outflow of $621 million in the Company’s Consolidated Cash Flows during 2022.

Other Matters

The Company has been identified by the U.S. EPA or a comparable state or federal agency as a potentially responsible party (PRP) at a number of sites in the U.S, including certain CERCLA (Superfund) sites, as well as sites previously owned or operated by the Company.  As an identified PRP, the Company may have liability for investigation, remediation and monitoring of contamination, as well as associated penalties and natural resource damages, if any.  The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

The Company has recorded aggregate accruals of approximately $25 million (undiscounted) as of December 31, 2022 for estimated future remediation costs and associated penalties at these sites. The majority of these accruals arise from the reconsolidation of Paddock in 2022. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Income (Loss)
Balance on January 1, 2020	$(813)	$(14)		$(1,016)		$(1,843)
Change before reclassifications	(267)	(156)		(32)		(455)
Amounts reclassified from accumulated other comprehensive income		112	(a)	68	(b)	180
Amounts reclassified from accumulated other comprehensive income (loss) related to the ANZ sale	(149)	1		4		(144)
Translation effect		(2)		(9)		(11)
Tax effect		(1)		2		1
Other comprehensive income (loss) attributable to the Company	(416)	(46)		33		(429)
Balance on December 31, 2020	(1,229)	(60)		(983)		(2,272)
Change before reclassifications	(61)	119		165		223
Amounts reclassified from accumulated other comprehensive income		(80)	(a)	148	(b)	68
Translation effect		1		9		10
Tax effect		(1)				(1)
Other comprehensive income (loss) attributable to the Company	(61)	39		322		300
Balance on December 31, 2021	(1,290)	(21)		(661)		(1,972)
Change before reclassifications	10	60		(24)		46
Amounts reclassified from accumulated other comprehensive income		(27)	(a)	69	(b)	42
Translation effect		(5)		21		16
Tax effect		(3)		10		7
Other comprehensive income (loss) attributable to the Company	10	25		76		111
Balance on December 31, 2022	$(1,280)	$4		$(585)		$(1,861)
(a)	Amount is recorded to other income (expense), net and interest expense, net on the Consolidated Results of Operations (see Note 9 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 11 for additional information).

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

17. Stock Based Compensation

The Company has various nonqualified plans approved by share owners under which it has granted stock options, restricted shares and performance vested restricted share units. Starting with the 2017 equity awards, the Company has allocated these awards solely in the form of restricted shares and performance vested restricted share units. As such, the Company’s annual compensation expense related to stock option awards is immaterial. At December 31, 2022, there were 6,281,958 shares available for grants under these plans. Total compensation cost for all grants of shares and units under these plans was $33 million, $8 million and $11 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Restricted Shares and Restricted Share Units

Restricted share units granted to employees vest over three years beginning on the first anniversary. Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met. Holders of vested restricted share units receive one share of the Company’s common stock for each unit as units vest. Restricted share units granted to directors vest after one year.

The fair value of the restricted shares and restricted share units is equal to the market price of the Company’s common stock on the date of the grant. The fair value of restricted shares and restricted share units, is amortized over the vesting periods which range from one to three years.

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2022	1,797	$12.83
Granted	980	11.92
Vested	(729)	14.15
Forfeited	(59)	11.64
Nonvested at December 31, 2022	1,989	11.94
Awards granted during 2021		$12.83
Awards granted during 2020		$12.54

	2022	2021	2020
Total fair value of shares vested	$10	$9	$9

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

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2022	2,935	$12.70
Granted	1,241	14.56
Vested
Forfeited/Cancelled	(710)	18.48
Nonvested at December 31, 2022	3,466	12.19
Awards granted during 2021		$12.70
Awards granted during 2020		$14.63

No shares were issued in 2022 related to performance vested restricted share units.

As of December 31, 2022, there was $20 million of total unrecognized compensation cost related to all unvested stock options, restricted shares, restricted share units and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately two years.

18. Other Income (Expense), net

Other income (expense), net for the years ended December 31, 2022, 2021 and 2020 included the following:

	2022		2021	2020
Charge related to Paddock support agreement liability (see Note 15)	$		$(154)	$
Pension settlement charges (see Note 11)		(20)	(74)		(26)
Restructuring, asset impairment and other charges		(53)	(35)		(106)
Gain on sale of divested businesses and miscellaneous assets (see Note 22)		55	84
Brazil indirect tax credit (see Note 15)			71
Gain on sale of ANZ businesses (see Note 22)					275
Gain on sale leasebacks (see Note 22)		334
Intangible amortization expense		(33)	(34)		(33)
Strategic transaction and corporate modernization costs					(8)
Charge for deconsolidation of Paddock (see Note 15)					(14)
Royalty income		24	24		12
Foreign currency exchange loss		(2)	(3)		(4)
Other income (expense), net		(6)	3		(9)
		$299	$(118)		$87

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2022	2021	2020
Numerator:
Net earnings attributable to the Company	$584	$149	$249
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	155,309	157,150	156,806
Effect of dilutive securities:
Stock options and other	3,676	3,159	1,979
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	158,985	160,309	158,785
Basic earnings per share:
Earnings from continuing operations	$3.76	$0.90	$1.59
Gain from discontinued operations		0.05
Net earnings	$3.76	$0.95	$1.59
Diluted earnings per share:
Earnings from continuing operations	$3.67	$0.88	$1.57
Gain from discontinued operations		0.05
Net earnings	$3.67	$0.93	$1.57

The diluted earnings per share computation for the years ended December 31, 2022, 2021, and 2020 excludes 786,032, 1,199,000 and 2,333,339 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options, unvested restricted stock units and performance vested restricted share units. Options were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

20. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2022	2021	2020
Decrease (increase) in current assets:
Receivables - change in factoring	$54	$45	$(103)
Receivables - all other changes	(137)	(191)	(29)
Inventories	(61)	(32)	75
Prepaid expenses and other	(6)	(15)	(30)
Increase (decrease) in current liabilities:
Accounts payable	146	161	(67)
Accrued liabilities	45	(30)	(43)
Salaries and wages	19	30	24
U.S. and foreign income taxes	35	19	(8)
	$95	$(13)	$(181)

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. At December 31, 2022, 2021 and 2020, the total amount of trade receivables sold by the Company was $535 million, $481 million and $436 million, respectively. These amounts included $158 million, $180 million and $176 million at December 31, 2022, 2021 and 2020, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. For the years ended December 31, 2022, 2021 and 2020, the Company recorded expenses related to these factoring programs of $11 million, $6 million and $6 million, respectively.

Income taxes paid in cash were as follows:

	2022	2021	2020
U.S.	$14	$9	$1
Non-U.S.	157	102	90
Total income taxes paid in cash	$171	$111	$91

Interest paid in cash, including note repurchase premiums, for the years ended December 31, 2022, 2021 and 2020 was $234 million, $209 million and $252 million, respectively. Cash interest for the years ended December 31, 2022, 2021 and 2020 included $17 million, $11 million and $41 million of note repurchase premiums, respectively.

21. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the COVID-19 pandemic, which negatively impacted its business in 2020 and, to a lesser extent, in 2021 and 2022 and may negatively impact its business and results of operations in the future.

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

There was no material impact to the above estimates in the Company’s Consolidated Financial Statements for the year ended December 31, 2022. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

22. Divestitures and Sale Leasebacks of Land and Buildings

For the year ended December 31, 2022, the Company recorded pretax gains of approximately $334 million on the sale of land and buildings of two of its plants in the Americas and a pretax gain of $55 million related to the sale of the Company’s glass tableware business in Colombia. Additional details of these transactions are described below.

In August 2022, the Company completed the sale of the land and building related to its Vernon, California (Los Angeles) plant to 2900 Fruitland Avenue Investors LLC and 2901 Fruitland Avenue Investors LLC (“Fruitland”).  Proceeds from the sale were approximately $181 million and the Company recorded a pretax gain of approximately $153 million (approximately $153 million after tax) on the sale, which is reflected in Other income (expense), net on the Consolidated Results of Operations.

In connection with this transaction, the Company entered into a lease for the land and building with Fruitland for the Vernon, California plant for an initial term of 10 years. The lease requires the Company to make rent payments of approximately $7.2 million in the first year, gradually increasing to approximately $10.3 million in the tenth year.  The lease is classified as operating and was recorded as a right-of-use asset (included in Other assets on the Consolidated Balance Sheet) with a balance of approximately $61 million, a current operating lease liability (included in Other liabilities on the Consolidated Balance Sheet) with a balance of approximately $4 million and a noncurrent operating lease liability (included in Other long-term liabilities on the Consolidated Balance Sheet) with a balance of approximately $58 million as of December 31, 2022.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In May 2022, the Company completed the sale of the land and building related to its Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd. (“Crestpoint”).  Net proceeds were approximately $190 million, and the Company recorded a pretax gain of approximately $181 million (approximately $158 million after tax) on the sale, which is reflected in Other income (expense), net on the Consolidated Results of Operations.

In connection with this transaction, the Company entered into a lease for the land and building with Crestpoint for the Brampton, Ontario plant for an initial term of 10 years. The lease requires the Company to make rent payments of approximately $7.3 million in the first year, gradually increasing to approximately $9.1 million in the tenth year.  The lease is classified as operating and was recorded as a right-of-use asset (included in Other assets on the Consolidated Balance Sheet) with a balance of approximately $54 million, a current operating lease liability (included in Other liabilities on the Consolidated Balance Sheet) with a balance of approximately $4 million and a noncurrent operating lease liability (included in Other long-term liabilities on the Consolidated Balance Sheet) with a balance of approximately $51 million as of December 31, 2022.

In March 2022, the Company completed the sale of its Cristar TableTop S.A.S. business to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. Gross proceeds received were approximately $96 million and the related pretax gain recorded was approximately $55 million (approximately $16 million after tax and noncontrolling interest) in the first quarter of 2022. The pretax gain was recorded to Other income (expense), net on the Consolidated Results of Operations.

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

23.  Assets Held for Sale

       In December 2021, the Company entered into a definitive agreement to sell Cristar TableTop S.A.S. (“Cristar”) to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. The sale was completed in March 2022 (see Note 22 for additional information). Cristar owned a

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

dedicated tableware manufacturing plant in Buga, Colombia, that exports tableware to approximately 40 countries around the world.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2022.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O-I Glass, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, O-I Glass, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of O-I Glass, Inc. as of December 31, 2022 and 2021, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Toledo, Ohio
February 8, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to non-officer directors and corporate governance is included in the 2023 Proxy Statement in the sections entitled “Election of Directors” and, if applicable, “Delinquent Section 16(a) Reports” and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Compensation and Talent Development Committee Interlocks and Insider Participation,” which are included in the 2023 Proxy Statement, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management” which is included in the 2023 Proxy Statement is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights(1)	outstanding options,	reflected in column (a))
Plan Category	(thousands)	warrants and rights (1)	(thousands)
Equity compensation plans approved by security holders	7,340	$15.09	6,282
Equity compensation plans not approved by security holders
Total	7,340	$15.09	6,282
(1)	Represents 597,788 options to purchase shares of the Company’s common stock and 6,741,996 restricted and performance share units, which do not provide for an exercise price and have been excluded from the weighted average exercise price in column (b). There are no outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Related Person Transactions” and “Board Independence,” which are included in the 2023 Proxy Statement, are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the 2023 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 51 hereof.
2.	Financial Statement Schedule:

10-K Page
For the years ended December 31, 2022, 2021, and 2020:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

3.	See Exhibit Index beginning on page 111 hereof.

EXHIBIT INDEX

Exhibit No.		Document
2.1	—

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

3.2	—	Amended and Restated By-Laws of O-I Glass, Inc., (filed as Exhibit 3.1 to O-I Glass, Inc.’s Form 8-K dated December 6, 2022, File No. 1-9576, and incorporated herein by reference).
4.1	—

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

4.21	—

Credit Agreement and Syndicated Facility Agreement, dated March 25, 2022, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Wells Fargo Bank, National Association, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated March 25, 2022, File No. 1-9576, and incorporated herein by reference).

Exhibit No.		Document
4.22	—

Amendment No. 1 to Credit Agreement and Syndicated Facility Agreement, dated August 30, 2022, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Wells Fargo Bank, National Association, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated August 30 2022, File No. 1-9576, and incorporated herein by reference).

4.23	—

Intercreditor Agreement, dated as of March 25, 2022, by and among Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the lenders party to the Amended Credit Agreement, and any other parties thereto, as amended by Amendment No. 1 to Credit Agreement and Syndicated Facility Agreement (filed as Annex B to Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated August 30 2022, File No. 1-9576, and incorporated herein by reference).

4.24	—

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

4.25	—

Security Agreement, dated as of March 25, 2022, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto, and Wells Fargo Bank, National Association, as Collateral Agent, as amended by Amendment No. 1 to Credit Agreement and Syndicated Facility Agreement (filed as Annex C to Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated August 30 2022, File No. 1-9576, and incorporated herein by reference).

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

Exhibit No.		Document
10.9*	—

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

Exhibit No.		Document
10.23*	—

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

Notice to Participants in Equity Incentive Plans of O-I Glass, Inc. Regarding Amendment to Restrictive Covenants (filed as Exhibit 10.35 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2021, File No. 1-9576, and incorporated herein by reference).

Exhibit No.		Document
10.36*	—

Form of Employee Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.36 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2021, File No. 1-9576, and incorporated herein by reference).

10.37*	—

Form of Employee Performance Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.37 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2021, File No. 1-9576, and incorporated herein by reference).

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

10.41*	—

O-I Glass, Inc. Third Amended and Restated 2017 Incentive Award Plan (filed as Appendix A to O-I Glass, Inc.’s Supplement to Proxy Statement on Schedule 14A filed April 29, 2022, File No. 1-9576, and incorporated herein by reference)

10.42*	—

Form of Employee Performance Stock Unit Agreement for use under the Third Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.2 to O-I Glass, Inc.’s Form 10-Q for the quarter ended March 31, 2022, File No. 1-9576, and incorporated herein by reference).

10.43*	—

Form of Employee Restricted Stock Unit Agreement for use under the Third Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.3 to O-I Glass, Inc.’s Form 10-Q for the quarter ended March 31, 2022, File No. 1-9576, and incorporated herein by reference).

10.44*	—

Form of Director Restricted Stock Unit Agreement for use under the Third Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.4 to O-I Glass, Inc.’s Form 10-Q for the quarter ended March 31, 2022, File No. 1-9576, and incorporated herein by reference).

10.45*	—

Form of Amended and Restated Employee Performance Stock Unit Agreement for use under the Second Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.5 to O-I Glass, Inc.’s Form 10-Q for the quarter ended March 31, 2022, File No. 1-9576, and incorporated herein by reference).

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

Financial statements from the Annual Report on Form 10-K of O-I Glass, Inc. for the year ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 8, 2023

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

Andres A. Lopez		President and Chief Executive Officer (Principal Executive Officer) and Director

John A. Haudrich		Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

John H. Walker		Chairman of the Board

Samuel R. Chapin		Director

David V. Clark, II		Director

Gordon J. Hardie		Director

John Humphrey		Director

Alan J. Murray		Director

Hari N. Nair		Director

Joseph D. Rupp		Director

Catherine I. Slater		Director

Carol A. Williams		Director

	By:	/s/ Darrow A. Abrahams
Darrow A. Abrahams
Attorney-in-fact

Date: February 8, 2023

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of O-I Glass, Inc. and Subsidiaries:

For the years ended December 31, 2022, 2021, and 2020:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

O-I GLASS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2022, 2021, and 2020

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2022	$28	$8	$(1)	$(7)	$28

2021	$33	$6	$(2)	$(9)	$28

2020	$32	$6	$(2)	$(3)	$33
(1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other				Balance at
	beginning of	Charged to	comprehensive	Foreign currency			end of
	period	income	income	translation	Other		period

2022	$512	$(36)	$(25)	$(6)	$		$445

2021	$493	$93	$(67)	$(4)		$(3)	$512

2020	$462	$59	$3	$7		$(38)	$493

S-1