Form 10-Q
period 2023-03-31
O-I Glass, Inc. /DE/
filed 2023-04-26
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2023

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of March 31, 2023 was 155,274,200.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements of O-I Glass, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The term “Company,” as used herein and unless otherwise stated or indicated by context, refers to Owens-Illinois, Inc. (“O-I”) prior to the Corporate Modernization (as discussed in Note 10) and to O-I Glass, Inc. (“O-I Glass”) after the Corporate Modernization.

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net sales	$1,831	$1,692
Cost of goods sold	(1,347)	(1,388)

Gross profit	484	304

Selling and administrative expense	(147)	(119)
Research, development and engineering expense	(19)	(23)
Interest expense, net	(68)	(66)
Equity earnings	30	23
Other income (expense), net	(10)	51

Earnings before income taxes	270	170
Provision for income taxes	(60)	(48)

Net earnings	210	122
Net earnings attributable to non-controlling interests	(4)	(34)
Net earnings attributable to the Company	$206	$88

Basic earnings per share:
Net earnings attributable to the Company	$1.33	$0.56
Weighted average shares outstanding (thousands)	154,696	155,849

Diluted earnings per share:
Net earnings attributable to the Company	$1.29	$0.55
Weighted average diluted shares outstanding (thousands)	159,094	158,798

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net earnings	$210	$122
Other comprehensive income (loss):
Foreign currency translation adjustments	161	135
Pension and other postretirement benefit adjustments, net of tax	(3)	18
Change in fair value of derivative instruments, net of tax	(21)	3
Other comprehensive income	137	156
Total comprehensive income	347	278
Comprehensive income attributable to non-controlling interests	(7)	(39)
Comprehensive income attributable to the Company	$340	$239

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31,	December 31,	March 31,
	2023	2022	2022
Assets
Current assets:
Cash and cash equivalents	$480	$773	$519
Trade receivables, net of allowance of $32 million, $28 million, and $30 million at March 31, 2023, December 31, 2022 and March 31, 2022	997	760	900
Inventories	1,019	848	837
Prepaid expenses and other current assets	256	222	234
Total current assets	2,752	2,603	2,490

Property, plant and equipment, net	3,062	2,962	2,833
Goodwill	1,867	1,813	1,863
Intangibles, net	267	262	283
Other assets	1,477	1,421	1,408
Total assets	$9,425	$9,061	$8,877

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,304	$1,355	$1,169
Short-term loans and long-term debt due within one year	345	345	67
Other liabilities	606	657	514
Total current liabilities	2,255	2,357	1,750

Long-term debt	4,422	4,371	4,621
Paddock support agreement liability			625
Other long-term liabilities	861	805	779
Share owners' equity	1,887	1,528	1,102
Total liabilities and share owners’ equity	$9,425	$9,061	$8,877

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$210	$122
Non-cash charges
Depreciation and amortization	118	116
Pension expense	7	8
Gain on sale of divested business		(55)
Cash payments
Pension contributions	(6)	(6)
Cash paid for restructuring activities	(6)	(4)
Change in components of working capital	(536)	(259)
Other, net (a)	20	5
Cash utilized in operating activities	(193)	(73)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(95)	(96)
Contributions and advances to joint ventures	(3)
Cash proceeds on disposal of other businesses and misc. assets		96
Net cash payments for hedging activity		(2)
Cash utilized in investing activities	(98)	(2)
Cash flows from financing activities:
Changes in borrowings, net	(5)	(112)
Payment of finance fees		(20)
Shares repurchased	(10)	(10)
Net cash payments for hedging activity		(7)
Issuance of common stock and other	(1)	(3)
Cash utilized in financing activities	(16)	(152)
Effect of exchange rate fluctuations on cash	14	21
Change in cash	(293)	(206)
Cash at beginning of period	773	725
Cash at end of period	$480	$519
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Financial information for the three months ended March 31, 2023 and 2022 regarding the Company’s reportable segments is as follows:

	Three months ended March 31,
	2023	2022
Net sales:
Americas	$1,000	$940
Europe	799	708
Reportable segment totals	1,799	1,648
Other	32	44
Net sales	$1,831	$1,692

	Three months ended March 31,
	2023	2022
Earnings before income taxes	$270	$170
Items excluded from segment operating profit:
Retained corporate costs and other	60	50
Gain on sale of divested business		(55)
Interest expense, net	68	66
Segment operating profit	$398	$231

Americas	$176	$129
Europe	222	102
Reportable segment totals	$398	$231

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2023	2022	2022
Total assets:
Americas	$5,341	$5,109	$5,097
Europe	3,639	3,392	3,378

Reportable segment totals	8,980	8,501	8,475
Other	445	560	402
Consolidated totals	$9,425	$9,061	$8,877

2. Revenue

Revenue is recognized at a point in time when obligations under the terms of the Company’s contracts and related purchase orders with its customers are satisfied. This occurs with the transfer of control of glass containers, which primarily takes place when products are shipped from the Company’s manufacturing or warehousing facilities to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimated provisions for rebates, discounts, returns and allowances. Amounts billed to customers related to shipping and handling or other pass-through items are included in net sales in the Condensed Consolidated Results of Operations. Sales, value-added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are based on customary business practices and can vary by customer type. The term between invoicing and when payment is due is not significant. Also, the Company elected to account for shipping and handling costs as a fulfillment cost at the time of shipment.

For the three-month periods ended March 31, 2023 and March 31, 2022, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets.

The following tables for the three months ended March 31, 2023 and 2022 disaggregate the Company’s revenue by customer end use:

	Three months ended March 31, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$609	$604	$1,213
Food and other	218	126	344
Non-alcoholic beverages	173	69	242
Reportable segment totals	$1,000	$799	$1,799
Other			32
Net sales			$1,831

	Three months ended March 31, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$575	$536	$1,111
Food and other	214	110	324
Non-alcoholic beverages	151	62	213
Reportable segment totals	$940	$708	$1,648
Other			44
Net sales			$1,692

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

At March 31, 2023 and March 31, 2022, the Company reported $997 million and $900 million of accounts receivable, respectively, net of allowances of $32 million and $30 million, respectively. Changes in the allowance were not material for each of the three months ended March 31, 2023 and March 31, 2022.

4. Inventories

Major classes of inventory at March 31, 2023, December 31, 2022 and March 31, 2022 are as follows:

	March 31,	December 31,	March 31,
	2023	2022	2022
Finished goods	$800	$667	$676
Raw materials	171	137	121
Operating supplies	48	44	40
	$1,019	$848	$837

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

An unrecognized loss of $12 million at March 31, 2023 and an unrecognized loss of $1 million at December 31, 2022 related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months..

Cash Flow Hedges of Foreign Exchange Risk

The Company has variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  In addition, one of the Company’s non-U.S. dollar-functional-currency subsidiaries purchases a raw material in the normal course of business for use in glass container production that is priced in U.S. dollars. Such purchases expose the Company to exchange rate fluctuations. The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of foreign exchange risk.

An unrecognized gain of $0 million at March 31, 2023, an unrecognized gain of $1 million at December 31, 2022 and an unrecognized gain of $1 million at March 31, 2022, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $19 million, $16 million and $5 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2023, December 31, 2022 and March 31, 2022:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2023	2022	2022
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$3	$—	$20	$9	$—
Interest rate swaps - fair value hedges (b)				39	44	20
Cash flow hedges of foreign exchange risk (c)				2		1
Fair value hedges of foreign exchange risk (d)	5	7	12	78	62	5
Net investment hedges (e)	2	3	2	34	28	15
Total derivatives accounted for as hedges	$7	$13	$14	$173	$143	$41
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	8	5	6	2	2	—
Total derivatives	$15	$18	$20	$175	$145	$41

Current	$15	$15	$14	$36	$32	$2
Noncurrent		3	6	139	113	39
Total derivatives	$15	$18	$20	$175	$145	$41

(a) The notional amount of the commodity forward contracts and collars was approximately 49 million and 46 million British Thermal Units (“BTUs”) at March 31, 2023 and December 31, 2022, respectively. The maximum maturity dates are in 2027 at March 31, 2023 and December 31, 2022.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at March 31, 2023, December 31, 2022 and March 31, 2022. The maximum maturity dates are in 2024 at March 31, 2023, December 31, 2022 and March 31, 2022.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were 710 million Mexican pesos at March 31, 2023, 0 Mexican pesos at December 31, 2022 and 764 million Mexican pesos at March 31, 2022. The maximum maturity dates are in 2023 at March 31, 2023 and in 2022 at March 31, 2022.

(d) The notional amounts of the fair value hedges of foreign exchange risk were $844 million at March 31, 2023, $844 million at December 31, 2022 and $850 million at March 31, 2022. The maximum maturity dates are in 2030 at March 31, 2023, December 31, 2022 and March 31, 2022.

(e) The notional amounts of the net investment hedges were €358 million at March 31, 2023, €358 million at December 31, 2022 and €311 million March 31, 2022. The maximum maturity dates are in 2026 at March 31, 2023, 2027 at December 31, 2022 and 2027 at March 31, 2022.

(f) The notional amounts of the foreign exchange derivative contracts were $420 million, $245 million and $446 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively. The maximum maturity dates are in 2023 at March 31, 2023, in 2022 at December 31, 2022 and in March 31, 2022.

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as hedging instruments:	2023	2022		2023	2022
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(18)	$		$(4)	$
Cash flow hedges of foreign exchange risk (a)	(2)		13	1		14
Net Investment Hedges
Net Investment Hedges (b)	(6)		3	1		1
	$(26)		$16	$(2)		$15

	Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended March 31,
Derivatives not designated as hedges:	2023	2022
Foreign exchange derivative contracts	$(1)	$2

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) other income (expense), net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2023 and 2022 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2023	$17	$—	$10	$27
Net cash paid, principally severance and other exit costs	(3)		(3)	(6)
Balance at March 31, 2023	$14	$—	$7	$21

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2022	$20	$—	$11	$31
Net cash paid, principally severance and related benefits	(3)		(1)	(4)
Balance at March 31, 2022	$17	$—	$10	$27

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of March 31, 2023 and 2022, no major restructuring programs were in effect.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2023 and 2022 are as follows:

	U.S.		Non-U.S.
	Three months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Service cost	$2	$3	$2	$2
Interest cost	11	9	9	6
Expected asset return	(14)	(15)	(7)	(11)
Amortization of actuarial loss	2	11	2	3
Net periodic pension cost	$1	$8	$6	$—

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

9. Debt

The following table summarizes the long-term debt of the Company at March 31, 2023, December 31, 2022, and March 31, 2022:

	March 31,	December 31,	March 31,
	2023	2022	2022
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$100
Term Loans:
Term Loan A	1,426	1,426	946
Senior Notes:
5.875%, due 2023	250	249	547
3.125%, due 2024 (€725 million)	754	731	793
6.375%, due 2025	298	298	297
5.375%, due 2025	299	299	298
2.875%, due 2025 (€500 million)	542	529	553
6.625%, due 2027	607	607	606
4.750%, due 2030	396	396	395
Finance leases	147	132	108
Other	4	4	4
Total long-term debt	4,723	4,671	4,647
Less amounts due within one year	301	300	26
Long-term debt	$4,422	$4,371	$4,621

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

At March 31, 2023, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1,450 million in term loan A facilities ($1,426 million outstanding balance at March 31, 2023, net of debt issuance costs). At March 31, 2023, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 2023 was 6.33%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2023, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at March 31, 2023 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
5.875%, due 2023	$250	$99.99	$250
3.125%, due 2024 (€725 million)	790	97.99	774
6.375%, due 2025	300	100.75	302
5.375%, due 2025	300	98.57	296
2.875%, due 2025 (€500 million)	545	97.69	532
6.625%, due 2027	612	99.85	611
4.750% due 2030	400	91.66	367

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

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to equitably and finally resolve all of its current and future asbestos-related liabilities. O-I Glass and O-I Group were not included in the Chapter 11 filing. During the pendency of the Chapter 11 proceeding, the activities of Paddock became subject to review and oversight by the Bankruptcy Court. As a result, the Company no longer had exclusive control over Paddock’s activities. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities were derecognized from the Company’s Consolidated Financial Statements on a prospective basis. Simultaneously, the Company recognized a liability related to the Paddock support agreement as required under applicable accounting standards.

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

Under the confirmed and effective Plan, the Paddock Trust was created pursuant to the provisions of section 524(g) of the Bankruptcy Code and was funded with $610 million in total consideration (“Settlement Consideration”). In exchange for the Settlement Consideration, the Company, each of its current and former affiliates and certain other related parties (the “Company Protected Parties”) received the benefit of a release from Paddock, and Paddock and the Company Protected Parties received the benefit of an injunction under section 524(g) of the Bankruptcy Code channeling current and future asbestos-related personal injury claims to the Paddock Trust and permanently enjoining the assertion of asbestos-related personal injury claims against Paddock and the Company Protected Parties. In addition, the Paddock Trust, Paddock and O-I Glass (on behalf of itself and the Company Protected Parties) entered into an agreement through which the Paddock Trust agreed to indemnify the Company Protected Parties against any attempts to evade the channeling injunction or to otherwise bring asbestos-related personal injury claims against any Company Protected Party after the Effective Date. As a result, the Plan provides for a full and final resolution of current and future asbestos-related personal injury claims, a full and final resolution of (and a release in favor of the Company and its affiliates for) all claims arising out of the Corporate Modernization and provides that upon the Effective Date (which occurred on July 8, 2022), all obligations owed under the support agreement would terminate. Consistent with the Plan, the support agreement was deemed rejected as of the Effective Date, and all obligations between the parties to the support agreement were terminated.

Pursuant to the Plan, Paddock issued a promissory note (the “Trust Note”) in the principal amount of $8.5 million to the Paddock Trust on the Effective Date, and the Company issued a pledge of the equity interests in reorganized Paddock to the Paddock Trust to secure the Trust Note. On July 18, 2022, the Company funded the Paddock Trust with $601.5 million, comprising $600 million borrowed under the Credit Agreement and $1.5 million from cash. On July 20, 2022, Paddock redeemed the Trust Note by paying $8.5 million in cash to the Paddock Trust, and the pledge of equity interests in reorganized Paddock was cancelled.

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

Other Matters

The Company has been identified by the U.S. Environmental Protection Agency (“EPA”) or a comparable state or federal agency as a potentially responsible party (“PRP”) at a number of sites in the U.S., including certain Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) (Superfund) sites, as well as sites previously owned or operated by the Company.  As an identified PRP, the Company may have liability for investigation, remediation and monitoring of contamination, as well as associated penalties and natural resource damages, if any.  The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

The Company has recorded aggregate accruals of approximately $25 million (undiscounted) as of March 31, 2023 for estimated future remediation costs and associated penalties at these sites. The majority of these accruals arise from the reconsolidation of Paddock in 2022. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2023 and 2022 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2023	$2	$3,079	(688)	$885	$(1,861)	$111	$1,528
Issuance of common stock (0.4 million shares)		5					5
Reissuance of common stock (0.2 million shares)			4				4
Shares repurchased (0.5 million shares)		(10)					(10)
Stock compensation (0.5 million shares)		19					19
Net earnings				206		4	210
Other comprehensive income					134	3	137
Other			(6)				(6)
Balance on March 31, 2023	$2	$3,093	$(690)	$1,091	$(1,727)	$118	$1,887

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2022	$2	$3,090	$(701)	$301	$(1,972)	$107	$827
Reissuance of common stock (0.2 million shares)		(2)	5				3
Shares repurchased (0.8 million shares)		(10)					(10)
Stock compensation (0.4 million shares)		7					7
Net earnings				88		34	122
Other comprehensive income					151	5	156
Other			(3)				(3)
Balance on March 31, 2022	$2	$3,085	$(699)	$389	$(1,821)	$146	$1,102

During the three months ended March 31, 2023, the Company purchased 532,478 shares of its common stock for approximately $10 million. The share purchases were pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $60 million remained available for purchases under this program as of March 31, 2023.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2023	2022	2022

Shares of common stock issued (including treasury shares)	186,417	185,568	187,617

Treasury shares	31,143	30,880	31,401

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2023	$(1,280)	$4		$(585)		$(1,861)
Change before reclassifications	158	(19)		(1)		138
Amounts reclassified from accumulated other comprehensive loss		(2)	(a)	4	(b)	2
Translation effect				(6)		(6)
Other comprehensive income (loss) attributable to the Company	158	(21)		(3)		134
Balance on March 31, 2023	$(1,122)	$(17)		$(588)		$(1,727)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2022	$(1,290)	$(21)		$(661)		$(1,972)
Change before reclassifications	130	18		(2)		146
Amounts reclassified from accumulated other comprehensive income (loss)		(15)	(a)	14	(b)	(1)
Translation effect				6		6
Other comprehensive income (loss) attributable to the Company	130	3		18		151
Balance on March 31, 2022	$(1,160)	$(18)		$(643)		$(1,821)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2023 and 2022 included the following:

	Three months ended March 31,
	2023		2022
Gain on sale of divested business (see Note 16)	$		$55
Intangible amortization expense		(8)	(8)
Foreign currency exchange gain		1
Royalty income		7	6
Other		(10)	(2)
Other income (expense), net		$(10)	$51

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Numerator:
Net earnings attributable to the Company	$206	$88
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,696	155,849
Effect of dilutive securities:
Stock options and other	4,398	2,949
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	159,094	158,798
Basic earnings per share:
Net earnings attributable to the Company	$1.33	$0.56
Diluted earnings per share:
Net earnings attributable to the Company	$1.29	$0.55

The diluted earnings per share computation for the three months ended March 31, 2023 and 2022 excludes 222,946 and 1,576,542 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Three months ended March 31,
	2023	2022
U.S.	$3	$2
Non-U.S.	38	21
Total income taxes paid in cash	$41	$23

Interest paid, including note repurchase premiums, in cash for the three months ended March 31, 2023 and 2022 was $68 million and $64 million, respectively. Cash interest for the three months ended March 31, 2022 included $12 million of note repurchase premiums.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. At March 31, 2023, December 31, 2022 and March 31, 2022, the total amount of trade receivables sold by the Company was $515 million, $535 million, and $461 million, respectively. These amounts included $176 million, $158 million, and $155 million at March 31, 2023, December 31, 2022, and March 31, 2022, respectively, for trade receivable amounts factored under supply chain financing programs linked to commercial arrangements with key customers. The Company’s use of its factoring programs resulted in a decrease in cash provided by operating activities of $20 million for both March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, the Company recorded expenses related to these factoring programs of approximately $5 million and $1 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allows participating vendors to track the Company’s payments, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Condensed Consolidated Balance Sheet. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of March 31, 2023, December 31, 2022 and March 31, 2022, the Company had approximately $120 million, $110 million, and $99 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

16. Divestitures

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

Financial information for the three months ended March 31, 2023 and 2022 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Net Sales:
Americas	$1,000	$940
Europe	799	708
Reportable segment totals	1,799	1,648
Other	32	44
Net Sales	$1,831	$1,692

	Three months ended
	March 31,
	2023	2022
Net earnings attributable to the Company	$206	$88
Net earnings attributable to non-controlling interests	4	34
Net earnings	210	122
Provision for income taxes	60	48
Earnings before income taxes	270	170
Items excluded from segment operating profit:
Retained corporate costs and other	60	50
Gain on sale of divested business		(55)
Interest expense, net	68	66
Segment operating profit	$398	$231

Americas	176	129
Europe	222	102
Reportable segment totals	$398	$231

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2023 and 2022

Net sales in the first quarter of 2023 increased $139 million, or 8%, compared to the same quarter in the prior year, due to higher prices and a favorable change in mix, partially offset by lower shipments than the prior year. Net sales were also negatively impacted by the unfavorable effects of changes in foreign currency exchange rates and the sale of the Company’s glass tableware business in Colombia on March 1, 2022.

Earnings before income taxes were $100 million higher in the first quarter of 2023 compared to the first quarter of 2022. This increase was due to higher segment operating profit, partially offset by the non-recurrence of a gain on the sale of the Company’s glass tableware business in Colombia in the first quarter of 2022, higher retained corporate and other costs and higher interest expense, net compared to the same period in the prior year.

Segment operating profit for reportable segments in the first quarter of 2023 was $167 million higher compared to the same period of 2022, primarily due to higher net prices, strong operating performance, benefits from margin expansion initiatives and a higher inventory revaluation for cost inflation, partially offset by lower shipments, higher costs due to elevated asset activity related to projects to increase capacity, the unfavorable impacts from divestitures in 2022 and the unfavorable effects of changes in foreign currency exchange rates.

Net interest expense for the first quarter of 2023 increased $2 million compared to the first quarter of 2022, primarily due to higher interest rates, partially offset by lower note repurchase premiums, refinancing fees and charges.

For the first quarter of 2023, the Company recorded net earnings attributable to the Company of $206 million, or $1.29 per share (diluted), compared to $88 million, or $0.55 per share (diluted), in the first quarter of 2022. As discussed below, net earnings in the first quarter of 2022 included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $2 million, or $0.01 per share, in the first quarter of 2022.

Results of Operations — First Quarter of 2023 Compared with First Quarter of 2022

Net Sales

The Company’s net sales in the first quarter of 2023 were $1,831 million compared with $1,692 million in the first quarter of 2022, an increase of $139 million, or 8%. Glass container shipments, in tons, declined approximately 8% in the first quarter of 2023, partially offset by a favorable change in mix, which in total decreased net sales by approximately $123 million compared to the same period in 2022. This decline was mostly attributed to a challenging prior year comparison (up 6.4 percent) amid record low inventories, as well as disruption from temporary external events and lower demand due to inventory destocking across the supply chain and softer consumer demand in a few markets given macroeconomic uncertainty. Higher selling prices increased net sales by $301 million in the first quarter of 2023, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased net sales by $19 million in the first quarter of 2023 compared to the same period in the prior year, primarily driven by the weakening of the Euro compared to the U.S. dollar. The non-recurrence of the shipments related to the divestiture of the Company’s glass tableware business in Colombia on March 1, 2022 reduced net sales by approximately $8 million in the first quarter of 2023. Other sales were approximately $12 million lower in the first three months of 2023 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2022		$1,648
Price	$301
Sales volume and mix	(123)
Effects of changing foreign currency rates	(19)
Divestitures	(8)
Total effect on reportable segment net sales		151
Reportable segment net sales - 2023		$1,799

Americas: Net sales in the Americas in the first quarter of 2023 were $1,000 million compared to $940 million in the first quarter of 2022, an increase of $60 million, or 6%. Higher selling prices in the region increased net sales by $102 million in the first quarter of 2023, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 5% in the first quarter of 2023 compared to the same period in the prior year, partially offset by a favorable change in mix, which together decreased net sales by approximately $41 million. As expected, sales volumes (in tons) declined primarily due to a challenging prior year comparison (up approximately 3%), as well as disruption from civil unrest in Peru and flooding in Northern California. The divestiture of the Cristar glass tableware business in March 2022 also reduced net sales by approximately $8 million in the first quarter of 2023 compared to the prior year quarter. The favorable effects of foreign currency exchange rate changes increased net sales by $7 million in the first quarter of 2023 compared to the same period in 2022.

Europe: Net sales in Europe in the first quarter of 2023 were $799 million compared to $708 million for the first quarter of 2022, an increase of $91 million, or 13%. Glass container shipments declined by approximately 12% in the first quarter of 2023 primarily due to a challenging prior year comparison (up approximately 10%). Beer bottle demand was softer in North Central Europe and the region remains oversold in the wine category across Southern Europe yet the social situation in France, punctuated by weekly strikes on pension reform since January, has strongly penalized the region’s results in that market and continue in to the second quarter of 2023. Lower shipments in the first quarter of 2023 decreased net sales by approximately $82 million compared to the first quarter of 2022. Higher selling prices in Europe increased net sales by $199 million in the first quarter of 2023, driven by the pass through of higher cost inflation. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $26 million in the first quarter of 2023 as the Euro weakened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $270 million in first quarter of 2023 compared to $170 million in the first quarter of 2022, an increase of $100 million. This increase was due to higher segment operating profit, partially offset by the non-recurrence of a gain on the sale of the Company’s glass tableware business in Colombia in the first quarter of 2022, higher retained corporate and other costs and higher interest expense, net compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the first quarter 2023 was $398 million, compared to $231 million in the first quarter of 2022, an increase of $167 million, or approximately 72%. This increase was primarily due to higher net prices, strong operating performance, benefits from margin expansion initiatives and approximately $35 million due to inventory revaluation for cost inflation, partially offset by lower shipments, the unfavorable impacts from divestitures in 2022, higher costs due to elevated asset activity related to projects to increase capacity and the unfavorable effects of changes in foreign currency exchange rates.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2022		$231
Net price (net of cost inflation)	$180
Sales volume and mix	(36)
Operating costs	34
Effects of changing foreign currency rates	(3)
Divestitures	(8)
Total net effect on reportable segment operating profit		167
Reportable segment operating profit - 2023		$398

Americas: Segment operating profit in the Americas in the first quarter of 2023 was $176 million, compared to $129 million in the first quarter of 2022, an increase of $47 million, or 36%. The impact of lower shipments discussed above resulted in a $14 million decrease to segment operating profit in the first quarter of 2023 compared to the same period in 2022. The benefit of higher selling prices exceeded cost inflation resulting in a net $74 million increase to segment operating profit in the first quarter of 2023. Operating costs in the first quarter of 2023 were $3 million higher than in the prior year quarter and were impacted by elevated asset activity related to projects to increase capacity and lower income from a joint venture, partially offset by approximately $13 million of lower operating costs as a result of the region’s restructuring actions in 2022 (in line with management’s expectations) and benefits from favorable operating and cost performance. The effects of foreign currency exchange rates decreased segment operating profit by $2 million in the current year period.

In 2022, the Company completed the sale of its land and buildings for two plants in the Americas and simultaneously entered into leaseback transactions for these properties. These transactions and the divestiture of the Cristar glass tableware business were part of the Company’s portfolio optimization program to redeploy proceeds from asset sales to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the glass tableware business and the additional lease expense associated with the sale leaseback transactions reduced segment operating profit by approximately $8 million in the first quarter of 2023 compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the first quarter of 2023 was $222 million compared to $102 million in the first quarter of 2022, an increase of $120 million, or 118%. The impact of lower shipments discussed above decreased segment operating profit by approximately $22 million. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $106 million in the first quarter of 2023 compared to the first quarter of the prior year. Operating costs in the first quarter of 2023 were $37 million lower than in the prior year first quarter and reflected benefits from the region’s margin expansion initiatives, favorable operating performance, inventory revaluation for cost inflation, the benefit of a $7 million subsidy received by the Italian government to help mitigate the impact of elevated energy costs and higher earnings from joint ventures. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the first quarter of the current year.

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

Interest Expense, Net

Net interest expense in the first quarter of 2023 was $68 million compared to $66 million for the first quarter of 2022. The increase was primarily due to higher interest rates, partially offset by lower note repurchase premiums, refinancing fees and charges. Net interest expense in the first quarter of 2022 included $18 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity and the Company’s new bank credit agreement.

Provision for Income Taxes

The Company’s effective tax rate from operations for the three months ended March 31, 2023 was 22.2% compared to 28.2% for the three months ended March 31, 2022.  The effective tax rate for the first quarter of 2023 differed from the first quarter of 2022 due to a change in the mix of geographic earnings.

Net Earnings Attributable to Non-controlling Interests

Net earnings attributable to non-controlling interests for the first quarter of 2023 was $4 million compared to $34 million for the first quarter of 2022. This decrease was primarily due to the nonrecurrence of approximately $29 million of non-controlling interest recorded in the first quarter of 2022 associated with the gain on the sale of the Company’s glass tableware business in Colombia.

Net Earnings Attributable to the Company

For the first quarter of 2023, the Company recorded net earnings attributable to the Company of $206 million, or $1.29 per share (diluted), compared to $88 million, or $0.55 per share (diluted), in the first quarter of 2022. Earnings in the first quarter of 2022 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

Net Earnings
Increase
(Decrease)
Description	2022
Gain on sale of divested business	$55
Charges for note repurchase premiums and write-off of finance fees	(18)
Net provision for income tax on items above	(10)
Net impact of non-controlling interests on items above	(29)
Total	$(2)

Forward-Looking Operational and Financial Information

●	Full year 2023 sales shipments (in tons) are expected to be down modestly from the prior year given elevated macroeconomic pressure.
●	The Company expects continued benefits from its initiatives to expand margins and higher selling prices that are expected to more than offset cost inflation. Operating costs will be negatively impacted from incremental costs for expansion project activity.
●	The Company continues to expect strong earnings in the first half of 2023 while the outlook is intentionally conservative on the second half of 2023 given increasing risk of recession.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. The Company remains on track with its first MAGMA greenfield plant in Kentucky starting in mid-2024.
●	Cash provided by operating activities is expected to be approximately $875 million for 2023. Capital expenditures in 2023 are expected to be approximately $700 to $725 million. The Company expects to refine its cash flow guidance over the course of the year as greater clarity is gained on sales volume and working capital trends.
●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2023 were $60 million compared to $50 million in the first quarter of 2022. These costs were higher in the first quarter of 2023 primarily due to higher management incentive expense and elevated cost inflation. In addition, the Company has taken some restructuring actions related to its managed services activities in 2021 and 2022, but these actions have not yet had a significant impact on operating costs, in line with management’s expectations.

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

Gains on Sale of Divested Business

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

See Note 16 to the Condensed Consolidated Financial Statements for further information.

Capital Resources and Liquidity

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Original Agreement”), which refinanced in full the previous credit agreement. The Original Agreement provided for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allowed for a one-time borrowing of up to $600 million, the proceeds of which were used, in addition to other consideration paid by the Company and/or its subsidiaries, to fund an asbestos settlement trust (the “Paddock Trust”) established in connection with the confirmed plan of reorganization of Paddock Enterprises, LLC (“Paddock”) proposed by Paddock, O-I Glass and certain other parties in Paddock’s Chapter 11 case (see Note 10 to the Condensed Consolidated Financial Statements for more information). On July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust.

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

At March 31, 2023, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.43 billion outstanding balance at March 31, 2023, net of debt issuance costs). At March 31, 2023, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 2023 was 6.33%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2023, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as fair value hedges (see Note 5 to the Condensed Consolidated Financial Statements for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at March 31, 2023 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flows

Operating activities: Cash utilized in operating activities was $193 million and $73 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in cash utilized in operating activities in the first three months of 2023 was primarily due to a higher use of cash from working capital, partially offset by higher net earnings than in the same period in 2022.

Working capital was a use of cash of $536 million in the first three months of 2023, compared to a use of cash of $259 million in the same period in 2022. The use of cash from working capital was higher in the first three months of 2023, primarily due to higher inventories compared to the same quarter in 2022. For the three months ended March 31, 2023 and 2022, the Company’s use of its accounts receivable factoring programs resulted in decreases of $20 million and $20 million, respectively, to cash utilized in operating activities. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of March 31, 2023 were comparable to March 31, 2022.

Investing activities: Cash utilized in investing activities was $98 million and $2 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Capital spending for property, plant and equipment was $95 million during the first three months of 2023, compared to $96 million in the same period in 2022. The Company estimates that its full year 2023 capital expenditures should be approximately $700 to $725 million.

Cash proceeds of approximately $96 million were received in the first quarter of 2022 related to the sale of the Company’s glass tableware business in Colombia.

Financing activities:  Cash utilized in financing activities was $16 million and $152 million for the three months ended March 31, 2023 and March 31, 2022, respectively.  The decrease in cash utilized in financing activities was primarily due to a $107 million decrease in net repayments of debt and a $20 million decrease in finance fees paid in the first three months of 2023 compared to the same period in the prior year.

During each of the three-month periods ended March 31, 2023 and 2022, the Company repurchased $10 million of shares of the Company’s common stock.  The Company paid approximately $7 million related to hedge activity for the first three months ended March 31, 2022.

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

There have been no other material changes in critical accounting estimates at March 31, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statements

This document contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements.

       It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, war, civil disturbance or acts of terrorism, natural disasters, and weather, (2) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current conflict between Russia and Ukraine and disruptions in supply of raw materials caused by transportation delays), (3) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (4) competitive pressures, consumer preferences for alternative forms of packaging or consolidation among competitors and customers, (5) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it within the timeframe expected, (6) unanticipated operational disruptions, including higher capital spending, (7) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (8) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, and achieving cost savings, (9) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (10) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (11) the Company’s ability to achieve its strategic plan, (12) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (13) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (14) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (15) foreign currency fluctuations relative to the U.S. dollar, (16) changes in tax laws or U.S. trade policies, (17) risks related to recycling and recycled content laws and regulations, (18) risks related to climate-change and air emissions, including related laws or regulations and increased environmental, social and governance (“ESG”) scrutiny and changing expectations from stakeholders and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at March 31, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  No such environmental proceedings were pending or contemplated as of March 31, 2023.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in risk factors at March 31, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, the Company purchased 532,478 shares of its common stock for approximately $10 million pursuant to a $150 million anti-dilutive share repurchase program authorized by the Board of Directors on February 9, 2021 that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. The current program has no expiration date. Approximately $60 million remained available for purchases under this program as of March 31, 2023. The following table provides information about the Company’s purchases of its common stock during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31, 2023	532,478	$18.76	532,478	60
February 1 - February 28, 2023				60
March 1 - March 31, 2023				60

Item 6. Exhibits.

Exhibit 10.1*

O-I Glass, Inc. Fourth Amended and Restated 2017 Incentive Award Plan (filed as Appendix B to O-I Glass, Inc.’s Definitive Proxy Statement on Schedule 14A filed March 29, 2023, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	April 26, 2023	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer