Form 10-Q
period 2023-06-30
O-I Glass, Inc. /DE/
filed 2023-08-02
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2023

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of June 30, 2023 was 155,059,935.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$1,890	$1,778	$3,721	$3,469
Cost of goods sold	(1,474)	(1,453)	(2,821)	(2,841)

Gross profit	416	325	900	628

Selling and administrative expense	(143)	(123)	(290)	(243)
Research, development and engineering expense	(22)	(20)	(41)	(42)
Interest expense, net	(118)	(46)	(186)	(112)
Equity earnings	30	24	60	47
Other income (expense), net	(9)	168	(19)	220

Earnings before income taxes	154	328	424	498
Provision for income taxes	(41)	(72)	(101)	(120)

Net earnings	113	256	323	378
Net earnings attributable to non-controlling interests	(3)	(4)	(7)	(38)
Net earnings attributable to the Company	$110	$252	$316	$340

Basic earnings per share:
Net earnings attributable to the Company	$0.71	$1.62	$2.04	$2.18
Weighted average shares outstanding (thousands)	154,989	155,683	154,843	155,765

Diluted earnings per share:
Net earnings attributable to the Company	$0.69	$1.59	$1.98	$2.14
Weighted average diluted shares outstanding (thousands)	159,328	158,951	159,212	158,874

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings	$113	$256	$323	$378
Other comprehensive income (loss):
Foreign currency translation adjustments	154	(123)	315	12
Pension and other postretirement benefit adjustments, net of tax		26	(3)	44
Change in fair value of derivative instruments, net of tax	(11)	20	(32)	23
Other comprehensive income (loss)	143	(77)	280	79
Total comprehensive income	256	179	603	457
Comprehensive (income) loss attributable to non-controlling interests	(6)	4	(13)	(35)
Comprehensive income attributable to the Company	$250	$183	$590	$422

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30,	December 31,	June 30,
	2023	2022	2022
Assets
Current assets:
Cash and cash equivalents	$754	$773	$661
Trade receivables, net of allowance of $34 million, $28 million, and $29 million at June 30, 2023, December 31, 2022 and June 30, 2022	984	760	957
Inventories	1,037	848	775
Prepaid expenses and other current assets	260	222	224
Total current assets	3,035	2,603	2,617

Property, plant and equipment, net	3,241	2,962	2,758
Goodwill	1,901	1,813	1,792
Intangibles, net	268	262	272
Other assets	1,466	1,421	1,434
Total assets	$9,911	$9,061	$8,873

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,320	$1,355	$1,190
Short-term loans and long-term debt due within one year	242	345	65
Other liabilities	569	657	530
Total current liabilities	2,131	2,357	1,785

Long-term debt	4,778	4,371	4,427
Paddock support agreement liability			625
Other long-term liabilities	859	805	777
Share owners' equity	2,143	1,528	1,259
Total liabilities and share owners’ equity	$9,911	$9,061	$8,873

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$323	$378
Non-cash charges
Depreciation and amortization	242	232
Pension expense	14	16
Stock-based compensation expense	29	18
Restructuring, asset impairment and related charges		11
Gain on sale of divested business		(55)
Gain on sale leaseback		(182)
Cash payments
Pension contributions	(17)	(12)
Cash paid for restructuring activities	(10)	(8)
Change in components of working capital	(541)	(250)
Other, net (a)	58	(28)
Cash provided by operating activities	98	120
Cash flows from investing activities:
Cash payments for property, plant and equipment	(268)	(199)
Contributions and advances to joint ventures	(8)	(11)
Cash proceeds on disposal of other businesses and misc. assets	3	96
Cash proceeds on sale leasebacks		190
Net cash proceeds (payments) from hedging activities	7	(10)
Cash provided by (utilized in) investing activities	(266)	66
Cash flows from financing activities:
Changes in borrowings, net	216	(213)
Payment of finance fees	(20)	(20)
Shares repurchased	(20)	(20)
Net cash receipts (payments) for hedging activity	(40)	38
Distributions to non-controlling interests	(3)	(26)
Issuance of common stock and other	(1)	(2)
Cash provided by (utilized in) financing activities	132	(243)
Effect of exchange rate fluctuations on cash	17	(7)
Change in cash	(19)	(64)
Cash at beginning of period	773	725
Cash at end of period	$754	$661

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings before interest income, interest expense, and provision (benefit) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The Company’s management, including the chief operating decision maker (defined as the chief executive officer), uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under accounting principles generally accepted in the United States (“U.S. GAAP”) and, therefore, does not purport to be an alternative to earnings before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures of other companies.

Financial information for the three and six months ended June 30, 2023 and 2022 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales:
Americas	$996	$971	$1,996	$1,912
Europe	863	765	1,662	1,474
Reportable segment totals	1,859	1,736	3,658	3,386
Other	31	42	63	83
Net sales	$1,890	$1,778	$3,721	$3,469

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Earnings before income taxes	$154	$328	$424	$498
Items excluded from segment operating profit:
Retained corporate costs and other	54	53	114	103
Gain on sale of divested business				(55)
Gain on sale leaseback		(182)		(182)
Restructuring, asset impairment and other charges		12		12
Interest expense, net	118	46	186	112
Segment operating profit	$326	$257	$724	$488

Americas	$126	$130	$303	$258
Europe	200	127	421	230
Reportable segment totals	$326	$257	$724	$488

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2023	2022	2022
Total assets:
Americas	$5,574	$5,109	$5,028
Europe	3,652	3,392	3,325

Reportable segment totals	9,226	8,501	8,353
Other	685	560	520
Consolidated totals	$9,911	$9,061	$8,873

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

For the three- and six-month periods ended June 30, 2023 and June 30, 2022, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets.

The following tables for the three months ended June 30, 2023 and 2022 disaggregate the Company’s revenue by customer end use:

	Three months ended June 30, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$585	$647	$1,232
Food and other	226	130	356
Non-alcoholic beverages	185	86	271
Reportable segment totals	$996	$863	$1,859
Other			31
Net sales			$1,890

	Three months ended June 30, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$613	$576	$1,189
Food and other	199	122	321
Non-alcoholic beverages	159	67	226
Reportable segment totals	$971	$765	$1,736
Other			42
Net sales			$1,778

The following tables for the six months ended June 30, 2023 and 2022 disaggregate the Company’s revenue by customer end use:

	Six months ended June 30, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,194	$1,251	$2,445
Food and other	444	256	700
Non-alcoholic beverages	358	155	513
Reportable segment totals	$1,996	$1,662	$3,658
Other			63
Net sales			$3,721

	Six months ended June 30, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,189	$1,113	$2,302
Food and other	413	232	645
Non-alcoholic beverages	310	129	439
Reportable segment totals	$1,912	$1,474	$3,386
Other			83
Net sales			$3,469

3. Credit Losses

The Company is exposed to credit losses primarily through its sales of glass containers to customers. The Company’s trade receivables from customers are due within one year or less. The Company assesses each customer’s ability to pay before it sells glass containers to them by conducting a credit review. The credit review considers the expected billing exposure and timing for payment and the customer’s established credit rating or the Company’s assessment of the customer’s creditworthiness, based on an analysis of their financial statements when a credit rating is not available. The Company also considers contract terms and conditions, country and political risk, and business strategy in its evaluation. A credit limit is established for each customer based on the outcome of this review. The Company may require collateralized asset support or a prepayment to mitigate credit risk. The Company monitors its ongoing credit exposure through the active review of customer balances against contract terms and due dates, including timely account reconciliation, dispute resolution and payment confirmation. The Company may employ collection agencies and legal counsel to pursue the recovery of defaulted receivables.

At June 30, 2023 and June 30, 2022, the Company reported $984 million and $957 million of accounts receivable, respectively, net of allowances of $34 million and $29 million, respectively. Changes in the allowance were not material for each of the three and six months ended June 30, 2023 and June 30, 2022.

4. Inventories

Major classes of inventory at June 30, 2023, December 31, 2022 and June 30, 2022 are as follows:

	June 30,	December 31,	June 30,
	2023	2022	2022
Finished goods	$813	$667	$618
Raw materials	171	137	115
Operating supplies	53	44	42
	$1,037	$848	$775

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

An unrecognized loss of $11 million, $1 million and $1 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

Cash Flow Hedges of Foreign Exchange Risk

The Company has variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  In addition, one of the Company’s non-U.S. dollar-functional-currency subsidiaries purchases raw materials in the normal course of business for use in glass container production that is priced in U.S. dollars. Such purchases expose the Company to exchange rate fluctuations. The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of foreign currency exchange risk.

An unrecognized gain of $0 million, $1 million and $1 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively, related to these cross-currency swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign currency exchange risk. Approximately $10 million, $16 million and $6 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

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

During the second quarter of 2023, the Company terminated interest rate swaps with a notional amount of €725 million as a result of debt refinancing activity. This resulted in cash outflows of approximately $40 million in cash flows from financing activities in the Condensed Consolidated Cash Flows.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2023, December 31, 2022 and June 30, 2022:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2023	2022	2022	2023	2022	2022
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$3	$2	$18	$9	$6
Interest rate swaps - fair value hedges (b)					44	28
Cash flow hedges of foreign exchange risk (c)				3		1
Fair value hedges of foreign exchange risk (d)	17	7	17	98	62	2
Net investment hedges (e)	8	3	16	45	28
Total derivatives accounted for as hedges	$25	$13	$35	$164	$143	$37
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	1	5	2	7	2	—
Total derivatives	$26	$18	$37	$171	$145	$37

Current	$26	$15	$14	$18	$32	$12
Noncurrent		3	23	153	113	25
Total derivatives	$26	$18	$37	$171	$145	$37

(a) The notional amount of the commodity forward contracts and collars was approximately 43 million, 46 million, and 44 million British Thermal Units (“BTUs”) at June 30, 2023, December 31, 2022, and June 30, 2022, respectively. The maximum maturity dates are in 2027 at June 30, 2023, December 31, 2022, and June 30, 2022.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €0 million at June 30, 2023 and €725 million at December 31, 2022 and June 30, 2022.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were 477 million Mexican pesos at June 30, 2023, 0 Mexican pesos at December 31, 2022 and 514 million Mexican pesos at June 30, 2022. The maximum maturity dates are in 2023 at June 30, 2023 and in 2022 at June 30, 2022.

(d) The notional amounts of the fair value hedges of foreign exchange risk were $844 million at June 30, 2023, $844 million at December 31, 2022 and $850 million at June 30, 2022. The maximum maturity dates are in 2030 at June 30, 2023, December 31, 2022 and June 30, 2022.

(e) The notional amounts of the net investment hedges were €483 million at June 30, 2023, €358 million at December 31, 2022 and €324 million at June 30, 2022. The maximum maturity dates are in 2026 at June 30, 2023, December 31, 2022 and June 30, 2022.

(f) The notional amounts of the foreign exchange derivative contracts were $417 million, $245 million and $334 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively. The maximum maturity dates are in 2024 at June 30, 2023, and in 2023 at December 31, 2022 and June 30, 2022.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as hedging instruments:	2023	2022	2023	2022
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(5)	$(3)	$(7)	$2
Cash flow hedges of foreign exchange risk (a)	(1)		(1)
Net Investment Hedges
Net Investment Hedges (b)	(4)	27	1	2
	$(10)	$24	$(7)	$4

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments:	2023	2022	2023	2022
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(23)	$(3)	$(11)	$2
Cash flow hedges of foreign exchange risk (a)	(3)	13	—	14
Net Investment Hedges
Net Investment Hedges (b)	(10)	32	2	3
	$(36)	$42	$(9)	$19

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedges:	2023	2022	2023	2022
Foreign exchange derivative contracts	$(5)	$(19)	$(6)	$(16)

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2023 and 2022 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2023	$14	$—	$7	$21
Net cash paid, principally severance and other exit costs	(3)		(1)	(4)
Balance at June 30, 2023	$11	$—	$6	$17

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2022	$17	$—	$10	$27
Charges	3	1	7	11
Write-down of assets to net realizable value		(1)		(1)
Net cash paid, principally severance and related benefits	(2)		(2)	(4)
Other, including foreign exchange translation	(1)			(1)
Balance at June 30, 2022	$17	$—	$15	$32

Selected information related to the restructuring accruals for the six months ended June 30, 2023 and 2022 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2023	$17	$—	$10	$27
Net cash paid, principally severance and related benefits	(6)		(4)	(10)
Balance at June 30, 2023	$11	$—	$6	$17

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2022	$20	$—	$11	$31
Charges	3	1	7	11
Write-down of assets to net realizable value		(1)		(1)
Net cash paid, principally severance and related benefits	(5)		(3)	(8)
Other, including foreign exchange translation	(1)			(1)
Balance at June 30, 2022	$17	$—	$15	$32

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of June 30, 2023 and 2022, no major restructuring programs were in effect.

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

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2023 and 2022 are as follows:

	U.S.		Non-U.S.
	Three months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
Service cost	$2	$3	$2	$2
Interest cost	11	8	9	6
Expected asset return	(14)	(15)	(7)	(8)
Amortization of actuarial loss	2	10	2	2
Net periodic pension cost	$1	$6	$6	$2

The components of the net periodic pension cost for the six months ended June 30, 2023 and 2022 are as follows:

	U.S.		Non-U.S.
	Six months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost	$3	$6	$4	$5
Interest cost	23	17	18	11
Expected asset return	(28)	(30)	(14)	(17)
Amortization of actuarial loss	4	20	4	4
Net periodic pension cost	$2	$13	$12	$3

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

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, Germany, Indonesia, Italy, Mexico and Peru. The years under examination range from 2004 through 2021. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

9. Debt

The following table summarizes the long-term debt of the Company at June 30, 2023, December 31, 2022, and June 30, 2022:

	June 30,	December 31,	June 30,
	2023	2022	2022
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A	1,427	1,426	946
Senior Notes:
5.875%, due 2023	108	249	547
3.125%, due 2024 (€725 million)	61	731	734
6.375%, due 2025	298	298	297
5.375%, due 2025	17	299	299
2.875%, due 2025 (€500 million)	541	529	519
6.625%, due 2027	607	607	606
6.250%, due 2028 (€600 million)	645
4.750%, due 2030	396	396	395
7.250%, due 2031	679
Finance leases	157	132	105
Other	3	4	4
Total long-term debt	4,939	4,671	4,452
Less amounts due within one year	161	300	25
Long-term debt	$4,778	$4,371	$4,427

The Company presents debt issuance costs in the Condensed Consolidated Balance Sheets as a deduction of the carrying amount of the related debt liability.

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

At June 30, 2023, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.43 billion outstanding balance at June 30, 2023, net of debt issuance costs). At June 30, 2023, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at June 30, 2023 was 6.62%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2023, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

On May 11, 2023, the Company announced the commencement, by two indirect wholly owned subsidiaries of the Company, of tender offers to purchase any and all of its outstanding (i) 5.875% Senior Notes due 2023, of which $250 million aggregate principal amount was outstanding, and (ii) 3.125% Senior Notes due 2024, of which €725 million aggregate principal amount was outstanding. On May 15, 2023, the Company announced the commencement, by an indirect wholly owned subsidiary of the Company, of a tender offer to purchase any and all of its outstanding 5.375% Senior Notes due 2025, of which $300 million aggregate principal amount was outstanding.

On May 26, 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. Following the repurchase, approximately $108 million, €58 million, and $17 million aggregate principal amounts of the 5.875% Senior Notes due 2023, 3.125% Senior Notes due 2024, and 5.375% Senior Notes due 2025, respectively, remained outstanding. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described below. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap.

In May 2023, the Company issued €600 million aggregate principal amount of senior notes that bear interest at a rate of 6.250% per annum and mature on May 15, 2028. Also, in May 2023, the Company issued $690 million aggregate principal amount of senior notes that bear interest at a rate of 7.250% per annum and mature on May 15, 2031.  The senior notes were issued via a private placement and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately €593 million and $682 million, respectively, were used to redeem the aggregate principal amounts described in the May 2023 tender offers above.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at June 30, 2023 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
5.875%, due 2023	$108	$99.91	$108
3.125%, due 2024 (€725 million)	63	99.37	63
6.375%, due 2025	300	100.28	301
5.375%, due 2025	17	100.68	17
2.875%, due 2025 (€500 million)	544	97.72	532
6.625%, due 2027	612	99.42	608
6.250%, due 2028 (€600 million)	652	102.34	667
4.750%, due 2030	400	90.26	361
7.250%, due 2031	690	101.19	698

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

The Company has recorded aggregate accruals of approximately $24 million (undiscounted) as of June 30, 2023 for estimated future remediation costs and associated penalties at these sites. The majority of these accruals arose from the reconsolidation of Paddock in 2022. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the

Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2023 and 2022 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2023	$2	$3,093	(690)	$1,091	$(1,727)	$118	$1,887
Reissuance of common stock (0.1 million shares)			3				3
Shares repurchased (0.4 million shares)		(10)					(10)
Stock compensation (0.2 million shares)		10					10
Net earnings				110		3	113
Other comprehensive income					140	3	143
Distributions to non-controlling interests						(3)	(3)
Balance on June 30, 2023	$2	$3,093	$(687)	$1,201	$(1,587)	$121	$2,143

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2022	$2	$3,085	$(699)	$389	$(1,821)	$146	$1,102
Reissuance of common stock (0.2 million shares)		(1)	4				3
Shares repurchased (0.8 million shares)		(10)					(10)
Stock compensation (0.1 million shares)		11					11
Net earnings				252		4	256
Other comprehensive loss					(69)	(8)	(77)
Distributions to non-controlling interests						(26)	(26)
Balance on June 30, 2022	$2	$3,085	$(695)	$641	$(1,890)	$116	$1,259

The activity in share owners’ equity for the six months ended June 30, 2023 and 2022 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2023	$2	$3,079	$(688)	$885	$(1,861)	$111	$1,528
Issuance of common stock (0.4 million shares)		5					5
Reissuance of common stock (0.3 million shares)			7				7
Shares repurchased (1.0 million shares)		(20)					(20)
Stock compensation (0.7 million shares)		29					29
Net earnings				316		7	323
Other comprehensive income					274	6	280
Distributions to non-controlling interests						(3)	(3)
Other			(6)				(6)
Balance on June 30, 2023	$2	$3,093	$(687)	$1,201	$(1,587)	$121	$2,143

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2022	$2	$3,090	$(701)	$301	$(1,972)	$107	$827
Reissuance of common stock (0.4 million shares)		(3)	9				6
Shares repurchased (1.5 million shares)		(20)					(20)
Stock compensation (0.5 million shares)		18					18
Net earnings				340		38	378
Other comprehensive income (loss)					82	(3)	79
Distributions to non-controlling interests						(26)	(26)
Other			(3)				(3)
Balance on June 30, 2022	$2	$3,085	$(695)	$641	$(1,890)	$116	$1,259

During the three months ended June 30, 2023, the Company purchased 444,752 shares of its common stock for approximately $10 million. The share purchases were pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $50 million remained available for purchases under this program as of June 30, 2023.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2023	2022	2022

Shares of common stock issued (including treasury shares)	186,084	185,568	186,936

Treasury shares	31,024	30,880	31,220

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2023 and 2022 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2023	$(1,122)	$(17)		$(588)		$(1,727)
Change before reclassifications	151	(7)				144
Amounts reclassified from accumulated other comprehensive income (loss)		(7)	(a)	4	(b)	(3)
Translation effect				(4)		(4)
Tax effect		3				3
Other comprehensive income (loss) attributable to the Company	151	(11)		—		140
Balance on June 30, 2023	$(971)	$(28)		$(588)		$(1,587)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2022	$(1,160)	$(18)		$(643)		$(1,821)
Change before reclassifications	(115)	25		(1)		(91)
Amounts reclassified from accumulated other comprehensive income (loss)		(4)	(a)	12	(b)	8
Translation effect		(1)		15		14
Other comprehensive income (loss) attributable to the Company	(115)	20		26		(69)
Balance on June 30, 2022	$(1,275)	$2		$(617)		$(1,890)
(a)	Amount is recorded to cost of goods sold and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2023 and 2022 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2023	$(1,280)	$4		$(585)		$(1,861)
Change before reclassifications	309	(26)		(1)		282
Amounts reclassified from accumulated other comprehensive income (loss)		(9)	(a)	8	(b)	(1)
Translation effect				(10)		(10)
Tax effect		3				3
Other comprehensive income (loss) attributable to the Company	309	(32)		(3)		274
Balance on June 30, 2023	$(971)	$(28)		$(588)		$(1,587)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2022	$(1,290)	$(21)		$(661)		$(1,972)
Change before reclassifications	15	43		(1)		57
Amounts reclassified from accumulated other comprehensive income (loss)		(19)	(a)	24	(b)	5
Translation effect		(1)		21		20
Tax effect						—
Other comprehensive income (loss) attributable to the Company	15	23		44		82
Balance on June 30, 2022	$(1,275)	$2		$(617)		$(1,890)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2023 and 2022 included the following:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
Gain on sale of divested business (see Note 16)	$		$		$		$55
Gain on sale leaseback (see Note 16)				182			182
Restructuring, asset impairment and other charges				(12)			(12)
Intangible amortization expense		(8)		(8)		(16)	(16)
Foreign currency exchange loss		(2)		(2)		(1)	(2)
Royalty income		6		5		13	11
Other		(5)		3		(15)	2
Other income (expense), net		$(9)		$168		$(19)	$220

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Numerator:
Net earnings attributable to the Company	$110	$252
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,989	155,683
Effect of dilutive securities:
Stock options and other	4,339	3,268
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	159,328	158,951
Basic earnings per share:
Net earnings attributable to the Company	$0.71	$1.62
Diluted earnings per share:
Net earnings attributable to the Company	$0.69	$1.59

The diluted earnings per share computation for the three months ended June 30, 2023 and 2022 excludes 546,143 and 804,953 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Numerator:
Net earnings attributable to the Company	$316	$340
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,843	155,765
Effect of dilutive securities:
Stock options and other	4,369	3,109
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	159,212	158,874
Basic earnings per share:
Net earnings attributable to the Company	$2.04	$2.18
Diluted earnings per share:
Net earnings attributable to the Company	$1.98	$2.14

The diluted earnings per share computation for the six months ended June 30, 2023 and 2022 excludes 384,545 and 1,190,747 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Six months ended June 30,
	2023	2022
U.S.	$8	$6
Non-U.S.	73	93
Total income taxes paid in cash	$81	$99

Interest paid, including note repurchase premiums, in cash for the six months ended June 30, 2023 and 2022 was $160 million and $112 million, respectively. Cash interest for the six months ended June 30, 2023 and 2022 included $3 million and $12 million, respectively, of note repurchase premiums.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. At June 30, 2023, December 31, 2022 and June 30, 2022, the total amount of trade receivables sold by the Company was $556 million, $535 million, and $453 million, respectively. These amounts included $271 million, $158 million and $158 million at June 30, 2023, December 31, 2022, and June 30, 2022, respectively, for trade receivable amounts factored under supply chain financing programs linked to commercial arrangements with key customers. The Company’s use of its factoring programs resulted in an increase in cash provided by operating activities of approximately $21 million for the six months ended June 30, 2023 and a decrease in cash provided by operating activities of approximately $28 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, the Company recorded expenses related to these factoring programs of approximately $11 million and $3 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Condensed Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of June 30, 2023, December 31, 2022 and June 30, 2022, the Company had approximately $123 million, $110 million, and $95 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

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

In connection with this transaction, the Company entered into a lease for the land and building with Crestpoint for the Brampton, Ontario plant for an initial term of 10 years. The lease requires the Company to make rent payments of approximately $7.3 million in the first year, gradually increasing to approximately $9.1 million in the tenth year.  The lease is classified as operating.

In March 2022, the Company completed the sale of its Cristar TableTop S.A.S. business to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. Gross proceeds received were approximately $96 million, and the related pretax gain recorded was approximately $55 million (approximately $16 million after tax and non-controlling interest) in the first quarter of 2022. The pretax gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations.

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

Financial information for the three and six months ended June 30, 2023 and 2022 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales:
Americas	$996	$971	$1,996	$1,912
Europe	863	765	1,662	1,474
Reportable segment totals	1,859	1,736	3,658	3,386
Other	31	42	63	83
Net Sales	$1,890	$1,778	$3,721	$3,469

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings attributable to the Company	$110	$252	$316	$340
Net earnings attributable to non-controlling interests	3	4	7	38
Net earnings	113	256	323	378
Provision for income taxes	41	72	101	120
Earnings before income taxes	154	328	424	498
Items excluded from segment operating profit:
Retained corporate costs and other	54	53	114	103
Gain on sale of divested business				(55)
Gain on sale leaseback		(182)		(182)
Restructuring, asset impairment and other charges		12		12
Interest expense, net	118	46	186	112
Segment operating profit	$326	$257	$724	$488

Americas	126	130	303	258
Europe	200	127	421	230
Reportable segment totals	$326	$257	$724	$488

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2023 and 2022

Net sales in the second quarter of 2023 increased $112 million, or 6%, compared to the same quarter in the prior year, due to higher prices and the favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments.

Earnings before income taxes were $174 million lower in the second quarter of 2023 compared to the second quarter of 2022. This decrease was due to higher interest expense and the non-recurrence of a gain on a sale leaseback transaction entered into by the Company for its land and building related to its plant in Brampton, Ontario, Canada in the second quarter of 2022, partially offset by higher segment operating profit compared to the same period in the prior year.

Segment operating profit for reportable segments in the second quarter of 2023 was $69 million higher compared to the same period of 2022, primarily due to higher net prices, the favorable effects of changes in foreign currency exchange rates, strong operating performance and benefits from margin expansion initiatives. These favorable effects were partially offset by lower shipments, higher costs due to temporary curtailments of production to balance with lower demand, elevated planned asset project activity and the unfavorable impacts from divestitures in 2022.

Net interest expense for the second quarter of 2023 increased $72 million compared to the second quarter of 2022, primarily due to higher interest rates, higher note repurchase premiums, the write-off of deferred finance fees and related charges.

For the second quarter of 2023, the Company recorded net earnings attributable to the Company of $110 million, or $0.69 per share (diluted), compared to $252 million, or $1.59 per share (diluted), in the second quarter of 2022. As discussed below, net earnings attributable to the Company in both periods included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $30 million, or $0.19 per share, in the second quarter of 2023 and increased net earnings attributable to the Company by $137 million, or $0.86 per share, in the second quarter of 2022.

Results of Operations — Second Quarter of 2023 Compared with Second Quarter of 2022

Net Sales

The Company’s net sales in the second quarter of 2023 were $1,890 million compared with $1,778 million in the second quarter of 2022, an increase of $112 million, or 6%. Higher selling prices increased net sales by $241 million in the second quarter of 2023, driven by the pass through of higher cost inflation. Glass container shipments, in tons, declined approximately 9% in the second quarter of 2023, which decreased net sales by approximately $165 million compared to the same period in 2022. This decline was mostly attributed to softer consumer consumption activity, inventory destocking across the value chain and internal capacity and inventory constraints. Favorable foreign currency exchange rates increased net sales by $47 million in the second quarter of 2023 compared to the same period in the prior year, primarily driven by the strengthening of the Euro and the Mexican Peso compared to the U.S. dollar. Other sales were approximately $11 million lower in the second quarter of 2023 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2022		$1,736
Price	$241
Sales volume and mix	(165)
Effects of changing foreign currency rates	47
Total effect on reportable segment net sales		123
Reportable segment net sales - 2023		$1,859

Americas: Net sales in the Americas in the second quarter of 2023 were $996 million compared to $971 million in the second quarter of 2022, an increase of $25 million, or 3%. Higher selling prices in the region increased net sales by $75 million in the second quarter of 2023, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 9% in the second quarter of 2023 compared to the same period in the prior year, which decreased net sales by approximately $75 million. This decline was mostly attributed to softer consumer consumption activity, especially related to wine and beer retail sales in the United States and beer and spirits demand in Mexico, and inventory destocking across the value chain. The favorable effects of foreign currency exchange rate changes increased net sales by $25 million in the second quarter of 2023 compared to the same period in 2022, primarily driven by the strengthening of the Mexican Peso compared to the U.S. dollar.

Europe: Net sales in Europe in the second quarter of 2023 were $863 million compared to $765 million for the second quarter of 2022, an increase of $98 million, or 13%. Higher selling prices in Europe increased net sales by $166 million in the second quarter of 2023, driven by the pass through of higher cost inflation. Glass container shipments declined by approximately 11% in the second quarter of 2023, primarily due to softer consumer consumption activity, especially in beer in Northern Europe, inventory destocking across the value chain and internal capacity and inventory constraints, which resulted in lower wine shipments in southern Europe. Lower shipments in the second quarter of 2023 decreased net sales by approximately $90 million compared to the second quarter of 2022. Favorable foreign currency exchange rates increased the region’s net sales by approximately $22 million in the second quarter of 2023 as the Euro strengthened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $154 million in second quarter of 2023 compared to $328 million in the second quarter of 2022, a decrease of $174 million. This decrease was due to higher interest expense and the non-recurrence of a gain on a sale leaseback transaction entered into by the Company for its land and building related to its plant in Brampton, Ontario, Canada in the second quarter of 2022, partially offset by higher segment operating profit compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the second quarter 2023 was $326 million, compared to $257 million in the second quarter of 2022, an increase of $69 million, or approximately 27%. This increase was primarily due to higher net prices, the favorable effects of changes in foreign currency exchange rates, strong operating performance and benefits from margin expansion initiatives, partially offset by lower shipments, higher costs due to temporary curtailments of production to balance with lower demand, elevated planned project activity and the unfavorable impacts from divestitures in 2022.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2022		$257
Net price (net of cost inflation)	$170
Sales volume and mix	(44)
Operating costs	(60)
Effects of changing foreign currency rates	7
Divestitures	(4)
Total net effect on reportable segment operating profit		69
Reportable segment operating profit - 2023		$326

Americas: Segment operating profit in the Americas in the second quarter of 2023 was $126 million, compared to $130 million in the second quarter of 2022, a decrease of $4 million, or 3%. The benefit of higher selling prices exceeded cost inflation resulting in a net $75 million increase to segment operating profit in the second quarter of 2023. The impact of lower shipments discussed above resulted in a $22 million decrease to segment operating profit in the second quarter of 2023 compared to the same period in 2022. Operating costs in the second quarter of 2023 were $56 million higher than in the prior year quarter and were impacted by lower production volumes due to temporary curtailments of production to balance with lower demand and elevated planned asset project activity, partially offset by approximately $13 million of lower operating costs as a result of the region’s restructuring actions in 2022 (in line with management’s expectations) and margin expansion initiatives. The effects of foreign currency exchange rates increased segment operating profit by $3 million in the current year period.

In order to better match production to customer demand, the region has implemented temporary production curtailments. This initiative will result in higher operating costs for the remainder of 2023 due to unabsorbed fixed costs.  The Company will continue to monitor business trends and will consider whether any permanent capacity closures will be necessary in the future to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In 2022, the Company completed the sale of its land and buildings for two plants in the Americas and simultaneously entered into leaseback transactions for these properties. These transactions were part of the Company’s portfolio optimization program to redeploy proceeds from asset sales to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The additional lease expense associated with the sale leaseback transactions reduced segment operating profit by approximately $4 million in the second quarter of 2023 compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the second quarter of 2023 was $200 million compared to $127 million in the second quarter of 2022, an increase of $73 million, or 57%. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $95 million in the second quarter of 2023 compared to the second quarter of the prior year. The impact of lower shipments discussed above decreased segment operating profit by approximately $22 million. Operating costs in the second quarter of 2023 were $4 million higher than in the prior year second quarter, primarily due to temporary production curtailments to balance supply with demand, partially offset by solid operating performance and benefits from the region’s margin expansion initiatives. The effects of foreign currency exchange rates increased segment operating profit by $4 million in the second quarter of the current year.

In addition, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. The Company’s European operations typically purchase natural gas under long-term supply arrangements with terms that range from one to five years and through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have long-term arrangements covering at least 40% of its expected total energy use over a medium-term horizon (generally at least three years), where possible. In most energy markets, the Company currently has more than 50% coverage over such medium-term horizon. Coverage varies by geography with higher coverage in Europe. However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the second quarter of 2023 was $118 million compared to $46 million for the second quarter of 2022. The increase was primarily due to the impact of higher interest rates, as well as $39 million related to note repurchase premiums, the write-off of deferred financing fees and related charges.

Provision for Income Taxes

The Company’s effective tax rate from operations for the three months ended June 30, 2023 was 26.6% compared to 22.0% for the three months ended June 30, 2022.  The effective tax rate for the second quarter of 2023 differed from the second quarter of 2022 due to the favorable capital gains tax rate on the sale of the land and building related to the Brampton, Canada plant in the second quarter of 2022, as well as a change in the mix of geographic earnings.

Net Earnings Attributable to the Company

For the second quarter of 2023, the Company recorded net earnings attributable to the Company of $110 million, or $0.69 per share (diluted), compared to $252 million, or $1.59 per share (diluted), in the second quarter of 2022. Earnings in the second quarter of 2023 and 2022 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2023		2022
Gain on sale leaseback	$		$182
Restructuring, asset impairment and other charges			(12)
Charges for note repurchase premiums and write-off of deferred finance fees and related charges		(39)
Net provision for income tax on items above		9	(33)
Total		$(30)	$137

Executive Overview — Six months ended June 30, 2023 and 2022

Net sales for the first six months of 2023 increased $252 million, or 7%, compared to the same period in the prior year, due to higher prices, a favorable change in mix, and favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments than the prior year period. Net sales were also negatively impacted by the sale of the Company’s glass tableware business in Colombia on March 1, 2022.

Earnings before income taxes were $74 million lower in the first six months of 2023 compared to the same period in 2022. This decrease was due to higher interest expense, higher retained corporate and other costs and the non-recurrence of a gain on the sale of the Company’s glass tableware business in Colombia and a gain on a sale leaseback transaction entered into by the Company for its land and building related to its plant in Brampton, Ontario, Canada in the first six months of 2022, partially offset by higher segment operating profit compared to the same period in the prior year.

Segment operating profit for reportable segments in the first six months of 2023 was $236 million higher compared to the same period in the prior year, primarily due to higher net prices, strong operating performance, benefits from margin expansion initiatives, a higher inventory revaluation for cost inflation and the favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments, higher costs due to lower production volumes driven by temporary curtailments of production to balance with lower demand, elevated planned asset project activity and the unfavorable impacts from divestitures in 2022.

Net interest expense for the first half of 2023 increased $74 million compared to the same period in 2022, primarily due to higher interest rates and higher note repurchase premiums, refinancing fees and related charges.

For the first six months of 2023, the Company recorded net earnings attributable to the Company of $316 million, or $1.98 per share (diluted), compared to $340 million, or $2.14 per share (diluted), in the first six months of 2022. As discussed below, net earnings in the first half of 2023 and 2022 included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $30 million, or $0.19 per share, in the first six months of 2023 and increased net earnings attributable to the Company by $135 million, or $0.85 per share, in the first six months of 2022.

Results of Operations — First six months of 2023 compared with first six months of 2022

Net Sales

The Company’s net sales in the first six months of 2023 were $3,721 million compared with $3,469 million in the first six months of 2022, an increase of $252 million, or 7%. Higher selling prices increased net sales by $542 million in the first six months of 2023, driven by the pass through of higher cost inflation. Glass container shipments, in tons, declined approximately 9% in the first half of 2023, partially offset by a favorable change in mix, which in total decreased net sales by approximately $288 million compared to the same period in 2022. This decline was mostly attributed to a challenging comparison in the prior year period, as well as disruption from temporary external events and lower demand due to softer consumer demand and inventory destocking across the value chain given macroeconomic uncertainty. Favorable foreign currency exchange rates increased net sales by $26 million in the first six months of 2023 compared to the same period in the prior year, primarily driven by the strengthening of the Mexican Peso compared to the U.S. dollar. The non-recurrence of the shipments related to the divestiture of the Company’s glass tableware business in Colombia on March 1, 2022 reduced net sales by approximately $8 million in the first half of 2023. Other sales were approximately $20 million lower in the first half of 2023 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2022		$3,386
Price	$542
Sales volume and mix	(288)
Effects of changing foreign currency rates	26
Divestitures	(8)
Total effect on reportable segment net sales		272
Reportable segment net sales - 2023		$3,658

Americas: Net sales in the Americas in the first six months of 2023 were $1,996 million compared to $1,912 million for the first six months of 2022, an increase of $84 million, or 4%. Higher selling prices in the region increased net sales by $177 million in the first half of 2023, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 7% in the first half of 2023 compared to the same period in the prior year, partially offset by a favorable change in mix, which together decreased net sales by approximately $116 million. Sales volumes (in tons) declined, primarily due to a challenging comparison to the prior year period, softer consumer consumption activity and inventory destocking across the value chain, as well as disruption from civil unrest in Peru and flooding in Northern California in the first quarter of 2023. The favorable effects of foreign currency exchange rate changes increased net sales by $31 million in the first six months of 2023 compared to the same period in 2022 as the Mexican Peso strengthened compared to the U.S. dollar. The divestiture of the Cristar TableTop S.A.S. (“Cristar”) glass tableware business in March 2022 also reduced net sales by approximately $8 million in the first six months of 2023 compared to the prior year period.

Europe: Net sales in Europe in the first six months of 2023 were $1,662 million compared to $1,474 million for the same period in 2022, an increase of $188 million, or 13%. Higher selling prices in Europe increased net sales by $365 million in the first six months of 2023, driven by the pass through of higher cost inflation. Glass container shipments declined by approximately 11% in the first half of 2023, primarily due to a challenging comparison to the prior year period, softer consumer consumption activity, inventory destocking across the value chain and strikes in France. Lower shipments in the first half of 2023 decreased net sales by approximately $172 million compared to the first half of 2022. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $5 million in the first six months of 2023 as the Euro weakened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $424 million in the first half of 2023 compared to $498 million in the first half of 2022, a decrease of $74 million. This decrease was due to higher interest expense, higher retained corporate and other costs and the non-recurrence of a gain on the sale of the Company’s glass tableware business in Colombia and a gain on a sale leaseback transaction entered into by the Company for its land and building related to its plant in Brampton, Ontario, Canada in the first six months of 2022, partially offset by higher segment operating profit compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the first half of 2023 was $724 million, compared to $488 million in the first half of 2022, an increase of $236 million, or approximately 48%. This increase was primarily due to higher net prices, strong operating performance, benefits from margin expansion initiatives, inventory revaluation for cost inflation and the favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments, higher costs due to temporary curtailments of production to balance with lower demand, elevated planned project activity and the unfavorable impacts from divestitures in 2022.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2022		$488
Net price (net of cost inflation)	$350
Sales volume and mix	(80)
Operating costs	(26)
Effects of changing foreign currency rates	4
Divestitures	(12)
Total net effect on reportable segment operating profit		236
Reportable segment operating profit - 2023		$724

Americas: Segment operating profit in the Americas in the first six months of 2023 was $303 million, compared to $258 million in the first six months of 2022, an increase of $45 million, or 17%. The benefit of higher selling prices exceeded cost inflation resulting in a net $149 million increase to segment operating profit in the first half of 2023. The impact of lower shipments discussed above resulted in a $36 million decrease to segment operating profit in the first half of 2023 compared to the same period in 2022. Operating costs in the first half of 2023 were $59 million higher than in the prior year period and were impacted by temporary curtailments of production to balance with lower demand, elevated planned asset project activity and lower income from a joint venture, partially offset by approximately $26 million of lower operating costs as a result of the region’s restructuring actions in 2022 (in line with management’s expectations) and benefits from margin expansion initiatives. The effects of foreign currency exchange rates increased segment operating profit by $3 million in the current year period.

In order to better match production to customer demand, the region has implemented temporary production curtailments. This initiative will result in higher operating costs for the remainder of 2023 due to unabsorbed fixed costs.  The Company will continue to monitor business trends and will consider whether any permanent capacity closures will be necessary in the future to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In 2022, the Company completed the sale of its land and buildings for two plants in the Americas and simultaneously entered into leaseback transactions for these properties. These transactions and the divestiture of the Cristar glass tableware business were part of the Company’s portfolio optimization program to redeploy proceeds from asset sales to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the glass tableware business and the additional lease expense associated with the sale leaseback transactions reduced segment operating profit by approximately $12 million in the first half of 2023 compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the first six months of 2023 was $421 million compared to $230 million in the first six months of 2022, an increase of $191 million, or 83%. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $201 million in the first half of 2023 compared to the first half of the prior year. The impact of lower shipments discussed above decreased segment operating profit by approximately $44 million. Operating costs in the first half of 2023 were $33 million lower than in the prior year period and reflected benefits from the region’s margin expansion initiatives, favorable operating performance, inventory revaluation for cost inflation, the benefit of a $16 million subsidy received by the Italian government to help mitigate the impact of elevated energy costs and higher earnings from joint ventures, partially offset by temporary production curtailments to balance supply with demand. The effects of foreign currency exchange rates increased segment operating profit by $1 million in the first half of the current year.

In addition, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. The Company’s European operations typically purchase natural gas under long-term supply arrangements with terms that range from one to five years and through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have long-term arrangements covering at least 40% of its expected total energy use over a medium-term horizon (generally at least three years), where possible. In most energy markets, the Company currently has more than 50% coverage over such medium-term horizon. Coverage varies by geography with higher coverage in Europe. However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the first six months of 2023 was $186 million compared to $112 million for the first six months of 2022. The increase was primarily due to the impact of higher interest rates, as well as $39 million related to note repurchase premiums, the write-off of deferred financing fees and related charges.

Provision for Income Taxes

The Company’s effective tax rate from operations for the six months ended June 30, 2023 was 23.8% compared to 24.1% for the six months ended June 30, 2022.  The effective tax rate for the first six months of 2023 was not materially different from the first six months of 2022.

Net Earnings Attributable to Non-controlling Interests

Net earnings attributable to non-controlling interests for the first six months of 2023 was $7 million compared to $38 million for the first six months of 2022. This decrease was primarily due to the nonrecurrence of approximately $29 million of non-controlling interest recorded in the first six months of 2022 associated with the gain on the sale of the Company’s glass tableware business in Colombia.

Net Earnings Attributable to the Company

For the first six months of 2023, the Company recorded net earnings attributable to the Company of $316 million, or $1.98 per share (diluted), compared to $340 million, or $2.14 per share (diluted), in the first six months of 2022. Earnings in the first half of 2023 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2023		2022
Gain on sale of divested business	$		$55
Gain on sale leaseback			182
Restructuring, asset impairment and other charges			(12)
Charges for note repurchase premiums and write-off of deferred finance fees and related charges		(39)	(18)
Net provision for income tax on items above		9	(43)
Net impact of non-controlling interests on items above			(29)
Total		$(30)	$135

Forward-Looking Operational and Financial Information

●	Full year 2023 sales shipments (in tons) are expected to be down by a mid-single digit to a high-single digit percentage compared to the prior year. In order to better match production to customer demand, the Company has implemented temporary production curtailments. This initiative will result in higher operating costs for the remainder of 2023 due to unabsorbed fixed costs. The Company will continue to monitor business trends and will consider whether any permanent capacity closures will be necessary in the future to align its business with demand trends. Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.
●	The Company expects continued benefits from its initiatives to expand margins and higher selling prices that are expected to more than offset cost inflation. Operating costs will be negatively impacted from incremental costs for expansion project activity and due to temporary production curtailments to align supply with demand. The Company expects higher interest expense on its debt.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. The Company remains on track with its first MAGMA greenfield plant in Kentucky starting in mid-2024.
●	Cash provided by operating activities is expected to be approximately $875 million for 2023. This expectation primarily reflects potential variability in sales volume, mix and working capital trends over the second half of 2023. Capital expenditures in 2023 are expected to be approximately $700 to $725 million.
●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2023 were $54 million compared to $53 million in the second quarter of 2022 and were $114 million for the first six months of 2023 compared to $103 million for the first six months of 2022. These costs were higher in the first six months of 2023, primarily due to higher management incentive expense and elevated cost inflation.

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

Gains on Sale Leaseback of Land and Building and Sale of Divested Business

In May 2022, the Company completed the sale of the land and building related to its Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd.  The Company recorded a pretax gain of approximately $182 million (approximately $158 million after tax) on the sale, which is reflected in Other income (expense), net on the Condensed Consolidated Results of Operations in the second quarter of 2022.

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

At June 30, 2023, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.43 billion outstanding balance at June 30, 2023, net of debt issuance costs). At June 30, 2023, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at June 30, 2023 was 6.62%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2023, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

On May 11, 2023, the Company announced the commencement, by two indirect wholly owned subsidiaries of the Company, of tender offers to purchase any and all of its outstanding (i) 5.875% Senior Notes due 2023, of which $250 million aggregate principal amount was outstanding, and (ii) 3.125% Senior Notes due 2024, of which €725 million aggregate principal amount was outstanding. On May 15, 2023, the Company announced the commencement, by an indirect wholly owned subsidiary of the Company, of a tender offer to purchase any and all of its outstanding 5.375% Senior Notes due 2025, of which $300 million aggregate principal amount was outstanding.

On May 26, 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. Following the repurchase, approximately $108 million, €58 million, and $17 million aggregate principal amounts of the 5.875% Senior Notes due 2023, 3.125% Senior Notes due 2024, and 5.375% Senior Notes due 2025, respectively, remained outstanding. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described below. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap.

In May 2023, the Company issued €600 million aggregate principal amount of senior notes that bear interest at a rate of 6.250% per annum and mature on May 15, 2028. Also, in May 2023, the Company issued $690 million aggregate principal amount of senior notes that bear interest at a rate of 7.250% per annum and mature on May 15, 2031.  The senior notes were issued via a private placement and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately €593 million and $682 million, respectively, were used to redeem the aggregate principal amounts described in the May 2023 tender offers above.

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

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at June 30, 2023 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flows

Operating activities: Cash provided by operating activities was $98 million and $120 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The decrease in cash provided by operating activities in the first six months of 2023 was primarily due to a higher use of cash from working capital, partially offset by the non-recurrence of the gains from the sale of divested business and sale leaseback in the same period in 2022.

Working capital was a use of cash of $541 million in the first six months of 2023, compared to a use of cash of $250 million in the same period in 2022. The use of cash from working capital was higher in the first six months of 2023 primarily due to higher inventories compared to the same period in 2022. The Company’s use of its accounts receivable factoring programs resulted in an increase in cash provided by operating activities of approximately $21 million for the six months ended June 30, 2023 and a decrease in cash provided by operating activities of approximately $28 million for the six months ended June 30, 2022. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of June 30, 2023 were comparable to June 30, 2022.

Investing activities: Cash utilized in investing activities was $266 million for the six months ended June 30, 2023, compared to $66 million of cash provided by investing activities for the six months ended June 30, 2022. Capital spending for property, plant and equipment was $268 million during the first six months of 2023, compared to $199 million in the same period in 2022. The Company estimates that its full year 2023 capital expenditures should be approximately $700 to $725 million.

Cash proceeds from the disposal of other businesses, asset sales and sale leasebacks approximated $3 million in the first six months of 2023 compared to $286 million received in the same period in 2022, which included proceeds on the sale of the land and building of the Company’s plant in Brampton, Ontario, Canada and its glass tableware business in Colombia.

Financing activities:  Cash provided by financing activities was $132 million for the six months ended June 30, 2023 compared to $243 million of cash utilized by financing activities in the six months ended June 30, 2022.  The increase in cash provided by financing activities was primarily due to a $429 million increase in net borrowings of debt in the first six months of 2023 compared to the same period in the prior year.

During each of the six-month periods ended June 30, 2023 and 2022, the Company paid approximately $20 million in finance fees related to debt issuances and to debt that was repaid prior to its maturity.  Also, during each of the six-month periods ended June 30, 2023 and 2022, the Company repurchased $20 million of shares of the Company’s common stock.  The Company paid approximately $40 million and received approximately $38 million related to hedge activity for the six months ended June 30, 2023 and June 30, 2022, respectively.  Distributions to non-controlling interests decreased from $26 million in the six months ended June 30, 2022 to $3 million for the six months ended June 30, 2023 due to the non-recurrence of the gain on the sale of the Cristar glass tableware business in Colombia in 2022.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (the next 12 months) and long-term basis (beyond the next 12 months). However, as the Company cannot predict the duration or scope of the COVID-19 pandemic or the conflict between Russia and Ukraine and their impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements.

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

There have been no other material changes in critical accounting estimates at June 30, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  No such environmental proceedings were pending or contemplated as of June 30, 2023.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in risk factors at June 30, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2023, the Company purchased 444,752 shares of its common stock for approximately $10 million pursuant to a $150 million anti-dilutive share repurchase program authorized by the Board of Directors on February 9, 2021 that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. The current program has no expiration date. Approximately $50 million remained available for purchases under this program as of June 30, 2023. The following table provides information about the Company’s purchases of its common stock during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30, 2023	444,752	$22.46	444,752	50
May 1 - May 31, 2023				50
June 1 - June 30, 2023				50
Total	444,752	$22.46	444,752

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit 4.1

Indenture, dated as of May 25, 2023, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated May 26, 2023, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.2

Indenture, dated as of May 25, 2023, by and among OI European Group B.V., the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as principal paying agent, transfer agent and registrar (filed as Exhibit 4.2 to O-I Glass, Inc.’s Form 8-K dated May 26, 2023, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	August 2, 2023	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer