Form 10-Q
period 2023-09-30
O-I Glass, Inc. /DE/
filed 2023-11-01
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2023

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of September 30, 2023 was 154,727,283.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$1,743	$1,693	$5,464	$5,163
Cost of goods sold	(1,379)	(1,368)	(4,199)	(4,209)

Gross profit	364	325	1,265	954

Selling and administrative expense	(134)	(128)	(424)	(371)
Research, development and engineering expense	(24)	(14)	(66)	(56)
Interest expense, net	(78)	(63)	(263)	(175)
Equity earnings	40	24	100	71
Other income (expense), net	(86)	134	(106)	353

Earnings before income taxes	82	278	506	776
Provision for income taxes	(26)	(43)	(127)	(164)

Net earnings	56	235	379	612
Net earnings attributable to non-controlling interests	(5)	(4)	(12)	(41)
Net earnings attributable to the Company	$51	$231	$367	$571

Basic earnings per share:
Net earnings attributable to the Company	$0.33	$1.49	$2.37	$3.67
Weighted average shares outstanding (thousands)	154,702	155,115	154,796	155,546

Diluted earnings per share:
Net earnings attributable to the Company	$0.32	$1.45	$2.31	$3.59
Weighted average diluted shares outstanding (thousands)	159,285	158,935	159,236	158,892

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net earnings	$56	$235	$379	$612
Other comprehensive income (loss):
Foreign currency translation adjustments	(104)	(99)	211	(86)
Pension and other postretirement benefit adjustments, net of tax	9	31	6	75
Change in fair value of derivative instruments, net of tax	10	24	(22)	47
Other comprehensive income (loss)	(85)	(44)	195	36
Total comprehensive income (loss)	(29)	191	574	648
Comprehensive (income) loss attributable to non-controlling interests	(6)	3	(19)	(32)
Comprehensive income (loss) attributable to the Company	$(35)	$194	$555	$616

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,	September 30,
	2023	2022	2022
Assets
Current assets:
Cash and cash equivalents	$792	$773	$523
Trade receivables, net of allowance of $33 million, $28 million, and $28 million at September 30, 2023, December 31, 2022 and September 30, 2022	766	760	892
Inventories	1,098	848	792
Prepaid expenses and other current assets	243	222	223
Total current assets	2,899	2,603	2,430

Property, plant and equipment, net	3,255	2,962	2,698
Goodwill	1,860	1,813	1,730
Intangibles, net	257	262	264
Other assets	1,464	1,421	1,522
Total assets	$9,735	$9,061	$8,644

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,250	$1,355	$1,171
Short-term loans and long-term debt due within one year	159	345	331
Other liabilities	661	657	594
Total current liabilities	2,070	2,357	2,096

Long-term debt	4,754	4,371	4,280
Other long-term liabilities	798	805	817

Share owners' equity	2,113	1,528	1,451
Total liabilities and share owners’ equity	$9,735	$9,061	$8,644

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$379	$612
Non-cash charges
Depreciation and amortization	369	347
Pension expense	22	25
Stock-based compensation expense	36	28
Restructuring, asset impairment and related charges	78	21
Pension settlement charges		5
Gain on sale of divested business		(55)
Gain on sale leasebacks		(334)
Cash payments
Pension contributions	(24)	(22)
Cash paid for restructuring activities	(21)	(14)
Paddock Trust Settlement payment and related expenses		(618)
Change in components of working capital	(416)	(162)
Other, net (a)	14	(57)
Cash provided by (utilized in) operating activities	437	(224)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(465)	(346)
Contributions and advances to joint ventures	(9)	(11)
Net cash proceeds on disposal of other businesses and misc. assets	11	96
Net cash proceeds on sale leasebacks		368
Reconsolidation of reorganized Paddock		12
Net cash proceeds (payments) from hedging activities	6	(11)
Cash provided by (utilized in) investing activities	(457)	108
Cash flows from financing activities:
Changes in borrowings, net	126	(4)
Payment of finance fees	(22)	(29)
Shares repurchased	(30)	(30)
Net cash receipts (payments) for hedging activity	(40)	38
Distributions to non-controlling interests	(3)	(27)
Issuance of common stock and other		(2)
Cash provided by (utilized in) financing activities	31	(54)
Effect of exchange rate fluctuations on cash	8	(32)
Change in cash	19	(202)
Cash at beginning of period	773	725
Cash at end of period	$792	$523

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings before interest income, interest expense, and provision (benefit) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The Company’s management, including the chief operating decision maker (defined as the chief executive officer), uses segment operating profit, supplemented by net sales and selected cash flow information, to evaluate segment performance and allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under accounting principles generally accepted in the United States (“U.S. GAAP”) and, therefore, does not purport to be an alternative to earnings before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures of other companies.

Financial information for the three and nine months ended September 30, 2023 and 2022 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales:
Americas	$948	$987	$2,943	$2,898
Europe	766	680	2,428	2,153
Reportable segment totals	1,714	1,667	5,371	5,051
Other	29	26	93	112
Net sales	$1,743	$1,693	$5,464	$5,163

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Earnings before income taxes	$82	$278	$506	$776
Items excluded from segment operating profit:
Retained corporate costs and other	60	63	175	165
Restructuring, asset impairment and other charges	81	10	81	21
Gain on sale of divested business				(55)
Gain on sale leasebacks		(153)		(334)
Pension settlement charges		5		5
Interest expense, net	78	63	263	175
Segment operating profit	$301	$266	$1,025	$753

Americas	$116	$130	$419	$388
Europe	185	136	606	365
Reportable segment totals	$301	$266	$1,025	$753

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2023	2022	2022
Total assets:
Americas	$5,474	$5,109	$5,020
Europe	3,709	3,392	3,174

Reportable segment totals	9,183	8,501	8,194
Other	552	560	450
Consolidated totals	$9,735	$9,061	$8,644

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

For the three- and nine-month periods ended September 30, 2023 and September 30, 2022, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets.

The following tables for the three months ended September 30, 2023 and 2022 disaggregate the Company’s revenue by customer end use:

	Three months ended September 30, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$557	$565	$1,122
Food and other	208	128	336
Non-alcoholic beverages	183	73	256
Reportable segment totals	$948	$766	$1,714
Other			29
Net sales			$1,743

	Three months ended September 30, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$612	$509	$1,121
Food and other	205	113	318
Non-alcoholic beverages	170	58	228
Reportable segment totals	$987	$680	$1,667
Other			26
Net sales			$1,693

The following tables for the nine months ended September 30, 2023 and 2022 disaggregate the Company’s revenue by customer end use:

	Nine months ended September 30, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,752	$1,816	$3,568
Food and other	651	384	1,035
Non-alcoholic beverages	540	228	768
Reportable segment totals	$2,943	$2,428	$5,371
Other			93
Net sales			$5,464

	Nine months ended September 30, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,800	$1,621	$3,421
Food and other	617	345	962
Non-alcoholic beverages	481	187	668
Reportable segment totals	$2,898	$2,153	$5,051
Other			112
Net sales			$5,163

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

At September 30, 2023 and September 30, 2022, the Company reported $766 million and $892 million of accounts receivable, respectively, net of allowances of $33 million and $28 million, respectively. Changes in the allowance were not material for each of the three and nine months ended September 30, 2023 and September 30, 2022.

4. Inventories

Major classes of inventory at September 30, 2023, December 31, 2022 and September 30, 2022 are as follows:

	September 30,	December 31,	September 30,
	2023	2022	2022
Finished goods	$894	$667	$623
Raw materials	152	137	131
Operating supplies	52	44	38
	$1,098	$848	$792

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

An unrecognized loss of $8 million, $1 million and $2 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

An unrecognized gain of $0 million, $1 million and $0 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively, related to these cross-currency swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign currency exchange risk. Approximately $1 million, $16 million and $7 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at September 30, 2023, December 31, 2022 and September 30, 2022, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2023, December 31, 2022 and September 30, 2022:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2023	2022	2022	2023	2022	2022
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$3	$3	$13	$9	$2
Interest rate swaps - fair value hedges (b)					44	39
Cash flow hedges of foreign exchange risk (c)						1
Fair value hedges of foreign exchange risk (d)	7	7	68	72	62
Net investment hedges (e)	4	3	36	30	28
Total derivatives accounted for as hedges	$11	$13	$107	$115	$143	$42
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	3	5	2	14	2	17
Total derivatives	$14	$18	$109	$129	$145	$59

Current	$14	$15	$25	$21	$32	$31
Noncurrent		3	84	108	113	28
Total derivatives	$14	$18	$109	$129	$145	$59

(a) The notional amount of the commodity forward contracts and collars was approximately 40 million, 46 million, and 44 million British Thermal Units (“BTUs”) at September 30, 2023, December 31, 2022, and September 30, 2022, respectively. The maximum maturity dates are in 2027 at September 30, 2023, December 31, 2022, and September 30, 2022.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €0 at September 30, 2023 and €725 million at December 31, 2022 and September 30, 2022.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were 0 Mexican pesos at September 30, 2023, 0 Mexican pesos at December 31, 2022 and 259 million Mexican pesos at September 30, 2022. The maximum maturity dates are in 2022 at September 30, 2022.

(d) The notional amounts of the fair value hedges of foreign exchange risk were $844 million at September 30, 2023, $844 million at December 31, 2022 and $850 million at September 30, 2022. The maximum maturity dates are in 2030 at September 30, 2023, December 31, 2022 and September 30, 2022.

(e) The notional amounts of the net investment hedges were €483 million at September 30, 2023, €358 million at December 31, 2022 and €324 million at September 30, 2022. The maximum maturity dates are in 2026 at September 30, 2023, December 31, 2022 and September 30, 2022.

(f) The notional amounts of the foreign exchange derivative contracts were $493 million, $245 million and $448 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively. The maximum maturity dates are in 2024 at September 30, 2023, and in 2023 at December 31, 2022 and September 30, 2022.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended September 30,		Three months ended September 30,
Derivatives designated as hedging instruments:	2023	2022	2023	2022
Cash Flow Hedges
Commodity forward contracts and collars (a)	$—	$7	$(6)	$4
Cash flow hedges of foreign exchange risk (a)	—		(2)
Net Investment Hedges
Net Investment Hedges (b)	12	23	2	2
	$12	$30	$(6)	$6

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	2023	2022	2023	2022
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(23)	$4	$(17)	$6
Cash flow hedges of foreign exchange risk (a)	(3)	13	(2)	14
Net Investment Hedges
Net Investment Hedges (b)	2	55	4	5
	$(24)	$72	$(15)	$25

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedges:	2023	2022	2023	2022

Foreign exchange derivative contracts	$(3)	$(16)	$(9)	$(32)

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2023 and 2022 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2023	$11	$—	$6	$17
Charges	28	43	7	78
Write-down of assets to net realizable value		(43)		(43)
Net cash paid, principally severance and other exit costs	(11)			(11)
Other, including foreign exchange translation	(3)		(1)	(4)
Balance at September 30, 2023	$25	$—	$12	$37

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2022	$17	$—	$15	$32
Charges	3	6	1	10
Write-down of assets to net realizable value		(6)		(6)
Net cash paid, principally severance and related benefits	(2)		(4)	(6)
Other, including foreign exchange translation	(1)			(1)
Balance at September 30, 2022	$17	$—	$12	$29

Selected information related to the restructuring accruals for the nine months ended September 30, 2023 and 2022 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2023	$17	$—	$10	$27
Charges	28	43	7	78
Write-down of assets to net realizable value		(43)		(43)
Net cash paid, principally severance and related benefits	(17)		(4)	(21)
Other, including foreign exchange translation	(3)		(1)	(4)
Balance at September 30, 2023	$25	$—	$12	$37

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2022	$20	$—	$11	$31
Charges	6	7	8	21
Write-down of assets to net realizable value		(7)		(7)
Net cash paid, principally severance and related benefits	(7)		(7)	(14)
Other, including foreign exchange translation	(2)			(2)
Balance at September 30, 2022	$17	$—	$12	$29

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of September 30, 2023 and 2022, no major restructuring programs were in effect.

For the three and nine months ended September 30, 2023, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $78 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas ($77 million) and Europe ($1 million) segments.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three and nine months ended September 30, 2023, these charges were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2022, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $10 million and $21 million, respectively.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s locations in the Americas and Europe.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three and nine months ended September 30, 2022, these charges were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through September 30, 2023, the remaining carrying value of the impaired assets was $0.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2023 and 2022 are as follows:

	U.S.		Non-U.S.
	Three months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Service cost	$2	$3	$2	$2
Interest cost	11	9	9	6
Expected asset return	(14)	(15)	(7)	(8)
Amortization of actuarial loss	2	10	2	2
Net periodic pension cost	$1	$7	$6	$2

The components of the net periodic pension cost for the nine months ended September 30, 2023 and 2022 are as follows:

	U.S.		Non-U.S.
	Nine months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$5	$9	$6	$7
Interest cost	34	26	27	16
Expected asset return	(42)	(45)	(21)	(25)
Amortization of actuarial loss	7	30	6	7
Net periodic pension cost	$4	$20	$18	$5

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

9. Debt

The following table summarizes the long-term debt of the Company at September 30, 2023, December 31, 2022, and September 30, 2022:

	September 30,	December 31,	September 30,
	2023	2022	2022
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A	1,427	1,426	1,444
Senior Notes:
5.875%, due 2023		249	249
3.125%, due 2024 (€725 million)	60	731	674
6.375%, due 2025	298	298	298
5.375%, due 2025	17	299	299
2.875%, due 2025 (€500 million)	527	529	487
6.625%, due 2027	608	607	606
6.250%, due 2028 (€600 million)	627
4.750%, due 2030	396	396	396
7.250%, due 2031	681
Finance leases	164	132	103
Other	2	4	4
Total long-term debt	4,807	4,671	4,560
Less amounts due within one year	53	300	280
Long-term debt	$4,754	$4,371	$4,280

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

At September 30, 2023, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.43 billion outstanding balance at September 30, 2023, net of debt issuance costs). At September 30, 2023, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2023 was 6.84%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2023, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

On May 11, 2023, the Company announced the commencement, by two indirect, wholly owned subsidiaries of the Company, of tender offers to purchase any and all of its outstanding (i) 5.875% Senior Notes due 2023, of which $250 million aggregate principal amount was outstanding, and (ii) 3.125% Senior Notes due 2024, of which €725 million aggregate principal amount was outstanding. On May 15, 2023, the Company announced the commencement, by an indirect wholly owned subsidiary of the Company, of a tender offer to purchase any and all of its outstanding 5.375% Senior Notes due 2025, of which $300 million aggregate principal amount was outstanding.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at September 30, 2023 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
3.125%, due 2024 (€725 million)	$62	$98.37	$61
6.375%, due 2025	300	99.60	299
5.375%, due 2025	17	99.15	17
2.875%, due 2025 (€500 million)	529	97.52	516
6.625%, due 2027	612	97.86	599
6.250%, due 2028 (€600 million)	635	102.11	648
4.750%, due 2030	400	87.28	349
7.250%, due 2031	690	97.95	676

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

As a result of the funding of the Paddock Trust and the cancellation of the pledge of equity interests in reorganized Paddock, on July 20, 2022, the Company regained exclusive control over reorganized Paddock’s activities. Therefore, at that date in the third quarter of 2022, reorganized Paddock was reconsolidated, and its remaining assets totaling $18 million (including $12 million of cash and cash equivalents) and liabilities totaling $30 million were recognized in the Company’s Condensed Consolidated Financial Statements.  The funding of the Paddock Trust and certain related expenses resulted in an operating cash outflow of $621 million in the Company’s Consolidated Cash Flows during 2022 with $618 million paid in the third quarter of 2022.

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

The Company has recorded aggregate accruals of approximately $26 million (undiscounted) as of September 30, 2023 for estimated future remediation costs and associated penalties at these sites. The majority of these accruals arose from the reconsolidation of Paddock in 2022. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2023 and 2022 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2023	$2	$3,093	(687)	$1,201	$(1,587)	$121	$2,143
Reissuance of common stock (0.1 million shares)			2				2
Shares repurchased (0.5 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		7					7
Net earnings				51		5	56
Other comprehensive income (loss)					(86)	1	(85)
Balance on September 30, 2023	$2	$3,090	$(685)	$1,252	$(1,673)	$127	$2,113

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2022	$2	$3,085	$(695)	$641	$(1,890)	$116	$1,259
Reissuance of common stock (0.2 million shares)		(2)	4				2
Shares repurchased (0.8 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		10					10
Net earnings				231		4	235
Other comprehensive loss					(37)	(7)	(44)
Distributions to non-controlling interests						(1)	(1)
Balance on September 30, 2022	$2	$3,083	$(691)	$872	$(1,927)	$112	$1,451

The activity in share owners’ equity for the nine months ended September 30, 2023 and 2022 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2023	$2	$3,079	$(688)	$885	$(1,861)	$111	$1,528
Issuance of common stock (0.4 million shares)		5					5
Reissuance of common stock (0.4 million shares)			9				9
Shares repurchased (1.4 million shares)		(30)					(30)
Stock compensation (0.7 million shares)		36					36
Net earnings				367		12	379
Other comprehensive income					188	7	195
Distributions to non-controlling interests						(3)	(3)
Other			(6)				(6)
Balance on September 30, 2023	$2	$3,090	$(685)	$1,252	$(1,673)	$127	$2,113

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2022	$2	$3,090	$(701)	$301	$(1,972)	$107	$827
Reissuance of common stock (0.6 million shares)		(5)	13				8
Shares repurchased (2.3 million shares)		(30)					(30)
Stock compensation (0.5 million shares)		28					28
Net earnings				571		41	612
Other comprehensive income (loss)					45	(9)	36
Distributions to non-controlling interests						(27)	(27)
Other			(3)				(3)
Balance on September 30, 2022	$2	$3,083	$(691)	$872	$(1,927)	$112	$1,451

During the three months ended September 30, 2023, the Company purchased 458,351 shares of its common stock for approximately $10 million. The share purchases were pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $40 million remained available for purchases under this program as of September 30, 2023.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2023	2022	2022

Shares of common stock issued (including treasury shares)	185,632	185,568	186,180

Treasury shares	30,905	30,880	31,042

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2023	$(971)	$(28)		$(588)		$(1,587)
Change before reclassifications	(105)	11				(94)
Amounts reclassified from accumulated other comprehensive income (loss)		(6)	(a)	5	(b)	(1)
Translation effect		3		5		8
Tax effect		2		(1)		1
Other comprehensive income (loss) attributable to the Company	(105)	10		9		(86)
Balance on September 30, 2023	$(1,076)	$(18)		$(579)		$(1,673)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2022	$(1,275)	$2		$(617)		$(1,890)
Change before reclassifications	(92)	30				(62)
Amounts reclassified from accumulated other comprehensive income (loss)		(6)	(a)	17	(b)	11
Translation effect				14		14
Other comprehensive income (loss) attributable to the Company	(92)	24		31		(37)
Balance on September 30, 2022	$(1,367)	$26		$(586)		$(1,927)
(a)	Amount is recorded to cost of goods sold and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).

(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2023	$(1,280)	$4		$(585)		$(1,861)
Change before reclassifications	204	(15)		(1)		188
Amounts reclassified from accumulated other comprehensive income (loss)		(15)	(a)	13	(b)	(2)
Translation effect		3		(5)		(2)
Tax effect		5		(1)		4
Other comprehensive income (loss) attributable to the Company	204	(22)		6		188
Balance on September 30, 2023	$(1,076)	$(18)		$(579)		$(1,673)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2022	$(1,290)	$(21)		$(661)		$(1,972)
Change before reclassifications	(77)	73		(1)		(5)
Amounts reclassified from accumulated other comprehensive income (loss)		(25)	(a)	41	(b)	16
Translation effect		(1)		35		34
Tax effect						—
Other comprehensive income (loss) attributable to the Company	(77)	47		75		45
Balance on September 30, 2022	$(1,367)	$26		$(586)		$(1,927)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2023 and 2022 included the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restructuring, asset impairment and other charges	$(81)	$(10)	$(81)	$(21)
Gain on sale of divested business (see Note 16)				55
Gain on sale leasebacks (see Note 16)		153		334
Pension settlement charges		(5)		(5)
Intangible amortization expense	(8)	(8)	(24)	(24)
Foreign currency exchange loss	(1)	(3)	(2)	(4)
Royalty income	6	7	19	18
Other	(2)		(18)
Other income (expense), net	$(86)	$134	$(106)	$353

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
Numerator:
Net earnings attributable to the Company	$51	$231
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,702	155,115
Effect of dilutive securities:
Stock options and other	4,583	3,820
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	159,285	158,935
Basic earnings per share:
Net earnings attributable to the Company	$0.33	$1.49
Diluted earnings per share:
Net earnings attributable to the Company	$0.32	$1.45

The diluted earnings per share computation for the three months ended September 30, 2023 and 2022 excludes 371,052 and 724,186 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Numerator:
Net earnings attributable to the Company	$367	$571
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,796	155,546
Effect of dilutive securities:
Stock options and other	4,440	3,346
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	159,236	158,892
Basic earnings per share:
Net earnings attributable to the Company	$2.37	$3.67
Diluted earnings per share:
Net earnings attributable to the Company	$2.31	$3.59

The diluted earnings per share computation for the nine months ended September 30, 2023 and 2022 excludes 380,047 and 1,035,227 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Nine months ended September 30,
	2023	2022
U.S.	$12	$9
Non-U.S.	101	128
Total income taxes paid in cash	$113	$137

Interest paid, including note repurchase premiums, in cash for the nine months ended September 30, 2023 and 2022 was $222 million and $172 million, respectively. Cash interest for the nine months ended September 30, 2023 and 2022 included $3 million and $17 million, respectively, of note repurchase premiums.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheet. At September 30, 2023, December 31, 2022 and September 30, 2022, the total amount of trade receivables sold by the Company was $536 million, $535 million, and $447 million, respectively. These amounts included $179 million, $158 million and $174 million at September 30, 2023, December 31, 2022, and September 30, 2022, respectively, for trade receivable amounts factored under supply chain financing programs linked to commercial arrangements with key customers. The Company’s use of its factoring programs resulted in an increase in cash provided by operating activities of approximately $1 million for the nine months ended September 30, 2023 and a decrease in cash provided by operating activities of approximately $34 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, the Company recorded expenses related to these factoring programs of approximately $17 million and $6 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Condensed Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of September 30, 2023, December 31, 2022 and September 30, 2022, the Company had approximately $119 million, $110 million, and $102 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

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

In connection with this transaction, the Company entered into a lease for the land and building with Fruitland for the Vernon, California plant for an initial term of 10 years. The lease requires the Company to make rent payments of approximately $7.2 million in the first year, gradually increasing to approximately $10.3 million in the tenth year.  The lease is classified as operating.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings before interest income, interest expense, and provision (benefit) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit represent non-GAAP measures. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the Board of Directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management, including the chief operating decision maker (defined as the chief executive officer), uses segment operating profit, supplemented by net sales and selected cash flow information, to evaluate segment performance and allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

Financial information for the three and nine months ended September 30, 2023 and 2022 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales:
Americas	$948	$987	$2,943	$2,898
Europe	766	680	2,428	2,153
Reportable segment totals	1,714	1,667	5,371	5,051
Other	29	26	93	112
Net Sales	$1,743	$1,693	$5,464	$5,163

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net earnings attributable to the Company	$51	$231	$367	$571
Net earnings attributable to non-controlling interests	5	4	12	41
Net earnings	56	235	379	612
Provision for income taxes	26	43	127	164
Earnings before income taxes	82	278	506	776
Items excluded from segment operating profit:
Retained corporate costs and other	60	63	175	165
Restructuring, asset impairment and other charges	81	10	81	21
Gain on sale of divested business				(55)
Gain on sale leasebacks		(153)		(334)
Pension settlement charges		5		5
Interest expense, net	78	63	263	175
Segment operating profit	$301	$266	$1,025	$753

Americas	116	130	419	388
Europe	185	136	606	365
Reportable segment totals	$301	$266	$1,025	$753

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2023 and 2022

Net sales in the third quarter of 2023 increased $50 million, or 3%, compared to the same quarter in the prior year, due to higher prices and the favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments.

Earnings before income taxes were $196 million lower in the third quarter of 2023 compared to the third quarter of 2022. This decrease was due to higher interest expense, higher restructuring charges and the non-recurrence of a gain on a sale leaseback transaction in the third quarter of 2022, partially offset by higher segment operating profit compared to the same period in the prior year.

Segment operating profit for reportable segments in the third quarter of 2023 was $35 million higher compared to the same period of 2022, primarily due to higher net prices, the favorable effects of changes in foreign currency exchange rates, strong operating performance and benefits from margin expansion initiatives. These favorable effects were partially offset by lower shipments and higher costs due to temporary curtailments of production to balance with lower demand.

Net interest expense for the third quarter of 2023 increased $15 million compared to the third quarter of 2022, primarily due to higher interest rates and higher interest expense associated with the funding of the Paddock Trust in July 2022, partially offset by the non-recurrence of note repurchase premiums, third-party fees and the write-off of deferred finance fees related to debt that was repaid prior to its maturity in the third quarter of 2022.

For the third quarter of 2023, the Company recorded net earnings attributable to the Company of $51 million, or $0.32 per share (diluted), compared to $231 million, or $1.45 per share (diluted), in the third quarter of 2022. As discussed below, net earnings attributable to the Company in both periods included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $75 million, or $0.48 per share, in the third quarter of 2023 and increased net earnings attributable to the Company by $130 million, or $0.82 per share, in the third quarter of 2022.

Results of Operations — Third Quarter of 2023 Compared with Third Quarter of 2022

Net Sales

The Company’s net sales in the third quarter of 2023 were $1,743 million compared with $1,693 million in the third quarter of 2022, an increase of $50 million, or 3%. Higher selling prices increased net sales by $200 million in the third quarter of 2023, driven by the pass through of higher cost inflation. Glass container shipments, in tons, declined approximately 15% in the third quarter of 2023, which decreased net sales by approximately $271 million compared to the same period in 2022. This decline was mostly attributed to significant destocking across the value chain, as the Company’s customers, distributors and retailers adjust their inventory management practices to lower levels. The Company believes this change reflects current sluggish consumption, expectations for more moderate future growth and higher interest rates, which increase the carrying cost of inventory levels.  Favorable foreign currency exchange rates increased net sales by $118 million in the third quarter of 2023 compared to the same period in the prior year, primarily driven by the strengthening of the Euro, the Brazilian Real, Colombian Peso and the Mexican Peso compared to the U.S. dollar. Other sales were approximately $3 million higher in the third quarter of 2023 than the same period in the prior year driven by slightly higher machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2022		$1,667
Price	$200
Sales volume and mix	(271)
Effects of changing foreign currency rates	118
Total effect on reportable segment net sales		47
Reportable segment net sales - 2023		$1,714

Americas: Net sales in the Americas in the third quarter of 2023 were $948 million compared to $987 million in the third quarter of 2022, a decrease of $39 million, or 4%. Higher selling prices in the region increased net sales by $60 million in the third quarter of 2023, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 15% in the third quarter of 2023 compared to the same period in the prior year, which decreased net sales by approximately $158 million. This decline was mostly attributed to significant destocking activity, especially related to wine, spirits and beer customers, and softer consumer consumption activity. The favorable effects of foreign currency exchange rate changes increased net sales by $59 million in the third quarter of 2023 compared to the same period in 2022, primarily driven by the strengthening of the Mexican Peso, Colombian Peso and Brazilian Real compared to the U.S. dollar.

Europe: Net sales in Europe in the third quarter of 2023 were $766 million compared to $680 million for the third quarter of 2022, an increase of $86 million, or 13%. Higher selling prices in Europe increased net sales by $140 million in the third quarter of 2023, driven by the pass through of higher cost inflation. Glass container shipments declined by approximately 15% in the third quarter of 2023, primarily due to significant destocking activity, especially related to wine and food customers, and softer consumer consumption activity. Lower shipments in the third quarter of 2023 decreased net sales by approximately $113 million compared to the third quarter of 2022. Favorable foreign currency exchange rates increased the region’s net sales by approximately $59 million in the third quarter of 2023, as the Euro strengthened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $82 million in the third quarter of 2023 compared to $278 million in the third quarter of 2022, a decrease of $196 million. This decrease was due to higher interest expense, higher restructuring charges and the non-recurrence of a gain on a sale leaseback transaction in the third quarter of 2022, partially offset by higher segment operating profit, compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the third quarter 2023 was $301 million, compared to $266 million in the third quarter of 2022, an increase of $35 million, or approximately 13%. This increase was primarily due to higher net prices, the favorable effects of changes in foreign currency exchange rates, strong operating performance and benefits from margin expansion initiatives, partially offset by lower shipments, higher costs due to temporary curtailments of production to balance with lower demand and the unfavorable impacts from divestitures in 2022.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2022		$266
Net price (net of cost inflation)	$173
Sales volume and mix	(63)
Operating costs	(93)
Effects of changing foreign currency rates	19
Divestitures	(1)
Total net effect on reportable segment operating profit		35
Reportable segment operating profit - 2023		$301

Americas: Segment operating profit in the Americas in the third quarter of 2023 was $116 million, compared to $130 million in the third quarter of 2022, a decrease of $14 million, or 11%. The benefit of higher selling prices and cost inflation resulted in a net $87 million increase to segment operating profit in the third quarter of 2023. The impact of lower shipments discussed above resulted in a $36 million decrease to segment operating profit in the third quarter of 2023 compared to the same period in 2022. Higher operating costs reduced segment operating profit by $73 million in the third quarter of 2023 compared to the prior year quarter and were impacted by lower production volumes due to temporary curtailments of production to balance with lower demand and additional expense due to elevated planned maintenance activity, partially offset by approximately $13 million of lower operating costs as a result of the region’s restructuring actions in 2022 (in line with management’s expectations) and margin expansion initiatives. The effects of foreign currency exchange rates increased segment operating profit by $9 million in the current year period.

In order to better match production to customer demand, the region has implemented temporary production curtailments. This initiative will result in higher operating costs for the remainder of 2023 due to unabsorbed fixed costs.  In addition, the Company announced the closure of its Waco, Texas plant in September 2023 and will continue to monitor business trends and consider whether any further permanent capacity closures will be necessary in the future to align its business with demand trends.  Any further permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In 2022, the Company completed the sale of its land and buildings for two plants in the Americas and simultaneously entered into leaseback transactions for these properties. These transactions were part of the Company’s portfolio optimization program to redeploy proceeds from asset sales to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The additional lease expense associated with the sale leaseback transactions reduced segment operating profit by approximately $1 million in the third quarter of 2023 compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the third quarter of 2023 was $185 million compared to $136 million in the third quarter of 2022, an increase of $49 million, or 36%. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $86 million in the third quarter of 2023 compared to the third quarter of the prior year. The impact of lower shipments discussed above decreased segment operating profit by approximately $27 million. Higher operating costs in the third quarter of 2023 reduced segment operating profit by $20 million compared to the prior year third quarter, primarily due to the non-recurrence of a $13 million subsidy received by the Italian government in the third quarter of 2022 that did not repeat in the current year quarter and temporary production curtailments to balance supply with demand, partially offset by solid operating performance and benefits from the region’s margin expansion initiatives. The effects of foreign currency exchange rates increased segment operating profit by $10 million in the third quarter of the current year.

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

Interest Expense, Net

Net interest expense in the third quarter of 2023 was $78 million compared to $63 million for the third quarter of 2022. The increase was primarily due to higher interest rates in the third quarter of 2023 and higher interest expense associated with the funding of the Paddock Trust in July 2022 (see Note 9 to the Condensed Consolidated Financial Statements for further information), partially offset by the non-recurrence of $8 million of note repurchase premiums, third-party fees and the write-off of deferred finance fees related to debt that was repaid prior to its maturity in the third quarter of 2022.

Provision for Income Taxes

The Company’s effective tax rate from operations for the three months ended September 30, 2023 was 31.7% compared to 15.5% for the three months ended September 30, 2022.  The effective tax rate for the third quarter of 2023 differed from the third quarter of 2022 due to a net unfavorable tax rate on restructuring charges partially offset by a favorable tax settlement in Europe in the third quarter of 2023 compared to a net favorable tax rate on the gain on sale of Vernon, California land and building in the same period in 2022, as well as a change in the mix of geographic earnings.

Net Earnings Attributable to the Company

For the third quarter of 2023, the Company recorded net earnings attributable to the Company of $51 million, or $0.32 per share (diluted), compared to $231 million, or $1.45 per share (diluted), in the third quarter of 2022. Earnings in the third quarter of 2023 and 2022 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2023		2022
Gain on sale leasebacks	$		$153
Restructuring, asset impairment and other charges		(81)	(10)
Pension settlement charges			(5)
Charges for note repurchase premiums and write-off of deferred finance fees and related charges			(8)
Net provision for income tax on items above		6
Total		$(75)	$130

Executive Overview — Nine months ended September 30, 2023 and 2022

Net sales for the first nine months of 2023 increased $301 million, or 6%, compared to the same period in the prior year, due to higher prices, a favorable change in mix, and favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments than the prior year period. Net sales were also negatively impacted by the sale of the Company’s glass tableware business in Colombia on March 1, 2022.

Earnings before income taxes were $270 million lower in the first nine months of 2023 compared to the same period in 2022. This decrease was due to higher interest expense, higher retained corporate and other costs, higher restructuring charges and the non-recurrence of a gain on the sale of the Company’s glass tableware business in Colombia and gains on sale leaseback transactions related to two plants in the Americas in the first nine months of 2022, partially offset by higher segment operating profit, compared to the same period in the prior year.

Segment operating profit for reportable segments in the first nine months of 2023 was $272 million higher compared to the same period in the prior year, primarily due to higher net prices, strong operating performance, benefits from margin expansion initiatives and the favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments, higher costs due to lower production volumes driven by temporary curtailments of production to balance with lower demand, elevated planned asset project activity and the unfavorable impacts from divestitures in 2022.

Net interest expense for the first nine months of 2023 increased $88 million compared to the same period in 2022, primarily due to higher interest rates, higher interest expense associated with the funding of the Paddock Trust in July 2022 and higher note repurchase premiums, refinancing fees and related charges.

For the first nine months of 2023, the Company recorded net earnings attributable to the Company of $367 million, or $2.31 per share (diluted), compared to $571 million, or $3.59 per share (diluted), in the first nine months of 2022. As discussed below, net earnings in the first nine months of 2023 and 2022 included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $105 million, or $0.66 per share, in the first nine months of 2023 and increased net earnings attributable to the Company by $265 million, or $1.67 per share, in the first nine months of 2022.

Results of Operations — First nine months of 2023 compared with first nine months of 2022

Net Sales

The Company’s net sales in the first nine months of 2023 were $5,464 million compared with $5,163 million in the first nine months of 2022, an increase of $301 million, or 6%. Higher selling prices increased net sales by $742 million in the first nine months of 2023, driven by the pass through of higher cost inflation. Glass container shipments, in tons, declined approximately 11% in the first nine months of 2023, which in total decreased net sales by approximately $559 million compared to the same period in 2022. This decline was mostly attributed to significant destocking across the value chain, as the Company’s customers, distributors and retailers adjust their inventory management practices to lower levels. The Company believes this change reflects current sluggish consumption, expectations for more moderate future growth and higher interest rates, which increase the carrying cost of inventory levels. Favorable foreign currency exchange rates increased net sales by $145 million in the first nine months of 2023 compared to the same period in the prior year, primarily driven by the strengthening of the Mexican Peso and the Euro compared to the U.S. dollar. The non-recurrence of the shipments related to the divestiture of the Company’s glass tableware business in Colombia on March 1, 2022 reduced net sales by approximately $8 million in the first nine months of 2023. Other sales were approximately $19 million lower in the first nine months of 2023 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2022		$5,051
Price	$742
Sales volume and mix	(559)
Effects of changing foreign currency rates	145
Divestitures	(8)
Total effect on reportable segment net sales		320
Reportable segment net sales - 2023		$5,371

Americas: Net sales in the Americas in the first nine months of 2023 were $2,943 million compared to $2,898 million for the first nine months of 2022, an increase of $45 million, or 2%. Higher selling prices in the region increased net sales by $237 million in the first nine months of 2023, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 10% in the first nine months of 2023 compared to the same period in the prior year, which decreased net sales by approximately $274 million. Sales volumes (in tons) declined, primarily due to significant destocking activity, especially related to wine, spirits and beer customers, and softer consumer consumption activity. The favorable effects of foreign currency exchange rate changes increased net sales by $90 million in the first nine months of 2023 compared to the same period in 2022, as the Mexican Peso strengthened compared to the U.S. dollar. The divestiture of the Cristar TableTop S.A.S. (“Cristar”) glass tableware business in March 2022 also reduced net sales by approximately $8 million in the first nine months of 2023 compared to the prior year period.

Europe: Net sales in Europe in the first nine months of 2023 were $2,428 million compared to $2,153 million for the same period in 2022, an increase of $275 million, or 13%. Higher selling prices in Europe increased net sales by $505 million in the first nine months of 2023, driven by the pass through of higher cost inflation. Glass container shipments declined by approximately 13% in the first nine months of 2023, primarily due to significant destocking activity, especially related to wine and food customers, softer consumer consumption activity, strikes in France and internal capacity and inventory constraints earlier in 2023. Lower shipments in the first nine months of 2023 decreased net sales by approximately $285 million compared to the first nine months of 2022. Favorable foreign currency exchange rates increased the region’s net sales by approximately $55 million in the first nine months of 2023, as the Euro strengthened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $506 million in the first nine months of 2023 compared to $776 million in the first nine months of 2022, a decrease of $270 million. This decrease was due to higher interest expense, higher retained corporate and other costs and the non-recurrence of a gain on the sale of the Company’s glass tableware business in Colombia and gains on sale leaseback transactions related to two plants in the Americas in the first nine months of 2022, partially offset by higher segment operating profit compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the first nine months of 2023 was $1,025 million, compared to $753 million in the first nine months of 2022, an increase of $272 million, or approximately 36%. This increase was primarily due to higher net prices, strong operating performance, benefits from margin expansion initiatives and the favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments, higher costs due to temporary curtailments of production to balance with lower demand, elevated planned project activity and the unfavorable impacts from divestitures in 2022.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2022		$753
Net price (net of cost inflation)	$523
Sales volume and mix	(143)
Operating costs	(119)
Effects of changing foreign currency rates	24
Divestitures	(13)
Total net effect on reportable segment operating profit		272
Reportable segment operating profit - 2023		$1,025

Americas: Segment operating profit in the Americas in the first nine months of 2023 was $419 million, compared to $388 million in the first nine months of 2022, an increase of $31 million, or 8%. The benefit of higher selling prices exceeded cost inflation resulting in a net $236 million increase to segment operating profit in the first nine months of 2023. The impact of lower shipments discussed above resulted in a $72 million decrease to segment operating profit in the first nine months of 2023 compared to the same period in 2022. Operating costs in the first nine months of 2023 were $132 million higher than in the prior year period and were impacted by temporary curtailments of production to balance with lower demand, elevated planned asset project activity and lower income from a joint venture, partially offset by approximately $39 million of lower operating costs as a result of the region’s restructuring actions in 2022 (in line with management’s expectations) and benefits from margin expansion initiatives. The effects of foreign currency exchange rates increased segment operating profit by $12 million in the current year period.

In order to better match production to customer demand, the region has implemented temporary production curtailments. This initiative will result in higher operating costs for the remainder of 2023 due to unabsorbed fixed costs.  In addition, the Company announced the closure of its Waco, Texas plant in September 2023 and will continue to monitor business trends and consider whether any further permanent capacity closures will be necessary in the future to align its business with demand trends.  Any further permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In 2022, the Company completed the sale of its land and buildings for two plants in the Americas and simultaneously entered into leaseback transactions for these properties. These transactions and the divestiture of the Cristar glass tableware business were part of the Company’s portfolio optimization program to redeploy proceeds from asset sales to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the glass tableware business and the additional lease expense associated with the sale leaseback transactions reduced segment operating profit by approximately $13 million in the first nine months of 2023 compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the first nine months of 2023 was $606 million compared to $365 million in the first nine months of 2022, an increase of $241 million, or 66%. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $287 million in the first nine months of 2023 compared to the same period in the prior year. The impact of lower shipments discussed above decreased segment operating profit by approximately $71 million. Operating costs in the first nine months of 2023 were $13 million lower than in the prior year period and reflected benefits from the region’s margin expansion initiatives, favorable operating performance and higher earnings from joint ventures, partially offset by temporary production curtailments to balance supply with demand. The effects of foreign currency exchange rates increased segment operating profit by $12 million in the first nine months of the current year.

In order to better match production to customer demand, the region has implemented temporary production curtailments. This initiative will result in higher operating costs for the remainder of 2023 due to unabsorbed fixed costs.

In addition, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. The Company’s European operations typically purchase natural gas under long-term supply arrangements with terms that range from one to five years and, through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have long-term arrangements covering at least 40% of its expected total energy use over a medium-term horizon (generally at least three years), where possible. In most energy markets, the Company currently has more than 50% coverage over such medium-term horizon. Coverage varies by geography with higher coverage in Europe. However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the first nine months of 2023 was $263 million compared to $175 million for the first nine months of 2022. The increase was primarily due to the impact of higher interest rates and higher interest expense associated with the funding of the Paddock Trust in July 2022 (see Note 9 to the Condensed Consolidated Financial Statements for further information), as well as $13 million of higher note repurchase premiums, the write-off of deferred financing fees and related charges.

Provision for Income Taxes

The Company’s effective tax rate from operations for the nine months ended September 30, 2023 was 25.1% compared to 21.1% for the nine months ended September 30, 2022.  The effective tax rate for the first nine months of 2023 differed from the first nine months of 2022 due to a net unfavorable tax rate on restructuring charges in the 2023 period compared to a net favorable tax rates on the gain on sale of the Vernon, California and Brampton, Canada land and buildings and the gain on sale of the tableware business in Colombia in the 2022 period, as well as a change in the mix of geographic earnings.

Net Earnings Attributable to Non-controlling Interests

Net earnings attributable to non-controlling interests for the first nine months of 2023 was $12 million compared to $41 million for the first nine months of 2022. This decrease was primarily due to the nonrecurrence of approximately $29 million of earnings attributable to non-controlling interest recorded in the first nine months of 2022 associated with the gain on the sale of the Company’s glass tableware business in Colombia.

Net Earnings Attributable to the Company

For the first nine months of 2023, the Company recorded net earnings attributable to the Company of $367 million, or $2.31 per share (diluted), compared to $571 million, or $3.59 per share (diluted), in the first nine months of 2022. Earnings in the first nine months of 2023 and 2022 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2023		2022
Gain on sale of divested business	$		$55
Gain on sale leasebacks			334
Restructuring, asset impairment and other charges		(81)	(21)
Charges for note repurchase premiums and write-off of deferred finance fees and related charges		(39)	(26)
Pension settlement charges			(5)
Net provision for income tax on items above		15	(43)
Net impact of non-controlling interests on items above			(29)
Total		$(105)	$265

Forward-Looking Operational and Financial Information

●	Fourth quarter 2023 sales demand is expected to be softer than the prior year quarter. In order to better match production to customer demand, the Company has implemented temporary production curtailments. The Company plans to temporarily curtail approximately 20% of its global production in the fourth quarter of 2023 to realign inventory levels heading in to 2024. This initiative will result in higher operating costs for the remainder of 2023 due to unabsorbed fixed costs. In addition, the Company announced the closure of its Waco, Texas plant in September 2023 and will continue to monitor business trends and consider whether any further permanent capacity closures will be necessary in the future to align its business with demand trends. Any further permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.
●	For full year 2023, the Company expects continued benefits from strong net price, solid operating performance and the benefit from the Company’s margin expansion initiatives which will be partially offset by lower sales volume, temporary production curtailment and higher interest expense.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. The Company remains on track with its first MAGMA greenfield plant in Kentucky starting in mid-2024.
●	Cash provided by operating activities is expected to range between approximately $800 million and $850 million for 2023. This expectation primarily reflects potential variability in sales and production volume, mix and working capital trends over the fourth quarter of 2023. Capital expenditures in 2023 are expected to be approximately $700 million.
●	For 2024, the Company expects low-to-mid single digit sales volume growth and will likely be softer in the first half of 2024 with stronger demand expected in the back half. The Company anticipates that it will continue to implement temporary production curtailments until sales volumes inflect. The Company anticipates net price (net of cost inflation) should be favorable on the 55 percent of its business covered by long-term contracts. Yet, net price realization on the remaining 45 percent of the Company’s business covered by annual price agreements is subject to future market dynamics, especially the rate of demand improvement. The Company expects that its operating costs in 2024 should be down reflecting accelerated restructuring actions and enhanced margin expansion initiatives, yet lapping of one-time energy credits in Europe are known headwinds. The Company expects that its initial capital expenditure plan will approximate $550 to $575 million for 2024, which is down substantially from approximately $700 million expected in 2023 as the Company proceeds with the MAGMA greenfield plant in Kentucky, yet defers several other expansion projects until markets recover. Finally, interest expense should be up moderately given prevailing rates.
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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2023 were $60 million compared to $63 million in the third quarter of 2022 and were $175 million for the first nine months of 2023 compared to $165 million for the first nine months of 2022. These costs were higher in the first nine months of 2023, primarily due to higher management incentive expense and elevated cost inflation.

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

Restructuring, Asset Impairment and Other Charges

For the three and nine months ended September 30, 2023, the Company recorded charges totaling $81 million for restructuring, asset impairment and other charges consisting of employee costs, such as severance, benefit-related costs and other exit costs, primarily in the Americas, which include charges associated with the closure of its Waco, Texas plant. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

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

Gains on Sale Leasebacks of Land and Building and Sale of Divested Business

For the nine months ended September 30, 2022, the Company recorded a pretax gain of $55 million related to the sale of the Company’s glass tableware business in Colombia. For the three months ended September 30, 2022, the Company recorded a pretax gain of approximately $153 million on the sale of land and buildings (and subsequent leaseback) at a plant in the Americas. For the nine months ended September 30, 2022, the Company recorded a pretax gain of approximately $334 million on the sale of land and buildings (and subsequent leaseback) at two of its plants in the Americas. Additional details of these transactions are described below.

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

In May 2022, the Company completed the sale of the land and building related to its Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd (“Crestpoint”).  The Company recorded a pretax gain of approximately $182 million (approximately $158 million after tax) on the sale, which is reflected in Other income (expense), net on the Condensed Consolidated Results of Operations in the second quarter of 2022.  In connection with this transaction, the Company entered into a lease for the land and building with Crestpoint for the Brampton, Ontario plant for an initial term of 10 years.

In March 2022, the Company completed the sale of its Cristar glass tableware business in Colombia to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. The related pretax gain recorded was approximately $55 million (approximately $16 million after tax and non-controlling interest). The pretax gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations in the first quarter of 2022.

See Note 16 to the Condensed Consolidated Financial Statements for further information.

Pension Settlement Charges

For the three and nine months ended September 30, 2022, the Company settled a portion of its pension obligations and recorded approximately $5 million of pension settlement charges.

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

At September 30, 2023, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.43 billion outstanding balance at September 30, 2023, net of debt issuance costs). At September 30, 2023, the Company had unused credit of $1.24 billion available under the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2023 was 6.84%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2023, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

On May 11, 2023, the Company announced the commencement, by two indirect, wholly owned subsidiaries of the Company, of tender offers to purchase any and all of its outstanding (i) 5.875% Senior Notes due 2023, of which $250 million aggregate principal amount was outstanding, and (ii) 3.125% Senior Notes due 2024, of which €725 million aggregate principal amount was outstanding. On May 15, 2023, the Company announced the commencement, by an indirect wholly owned subsidiary of the Company, of a tender offer to purchase any and all of its outstanding 5.375% Senior Notes due 2025, of which $300 million aggregate principal amount was outstanding.

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

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at September 30, 2023 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flows

Operating activities: Cash provided by operating activities was $437 million for the nine months ended September 30, 2023, compared to $224 million of cash utilized in operating activities for the nine months ended September 30, 2022. The increase in cash provided by operating activities in the first nine months of 2023 was primarily due to the non-recurrence of the $618 million that the Company paid in the third quarter of 2022 to fund the Paddock Trust and related expenses and the non-recurrence of the gains from the sale of divested business and sale leaseback in the same period in 2022, partially offset by a higher use of cash from working capital and lower net earnings in the first nine months of 2023 compared to the same period in 2022. See Note 10 to the Condensed Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $416 million in the first nine months of 2023, compared to a use of cash of $162 million in the same period in 2022. The use of cash from working capital was higher in the first nine months of 2023 primarily due to higher inventories compared to the same period in 2022. The Company’s use of its accounts receivable factoring programs resulted in an increase in cash provided by operating activities of approximately $1 million for the nine months ended September 30, 2023 and a decrease in cash provided by operating activities of approximately $34 million for the nine months ended September 30, 2022. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of September 30, 2023 were comparable to September 30, 2022. For the nine months ended September 30, 2023, other cash flows from operating activities provided approximately $14 million compared to a use of cash of approximately $57 million for the same period in the prior year, primarily due to the non-recurrence of a $38 million tax audit settlement paid in Mexico in the nine months ended September 30, 2022.

Investing activities: Cash utilized in investing activities was $457 million for the nine months ended September 30, 2023, compared to $108 million of cash provided by investing activities for the nine months ended September 30, 2022. Capital spending for property, plant and equipment was $465 million during the first nine months of 2023, compared to $346 million in the same period in 2022. The Company estimates that its full year 2023 capital expenditures should be approximately $700 million.

The Company received approximately $11 million for net cash proceeds for the sale of miscellaneous businesses and other assets in the first nine months of 2023 compared to $96 million received in the same period in 2022, which primarily related to its Cristar glass tableware business in Colombia. Net cash proceeds from sale leasebacks approximated $368 million in the first nine months of 2022, which included proceeds on the sale of the land and building of the Company’s plant in Brampton, Ontario, Canada and Vernon, California. The Company contributed $9 million to its joint ventures in the first nine months of 2023 compared to $11 million contributed in the same period in 2022.

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

Financing activities:  Cash provided by financing activities was $31 million for the nine months ended September 30, 2023 compared to $54 million of cash utilized in financing activities in the nine months ended September 30, 2022.  The increase in cash provided by financing activities was primarily due to a $130 million increase in net borrowings of debt in the first nine months of 2023 compared to the same period in the prior year.

During the nine-month periods ended September 30, 2023 and 2022, the Company paid approximately $22 million and $29 million, respectively, in finance fees related to debt issuances and to debt that was repaid prior to its maturity.  Also, during each of the nine-month periods ended September 30, 2023 and 2022, the Company repurchased $30 million of shares of the Company’s common stock.  The Company paid approximately $40 million and received approximately $38 million related to hedge activity for the nine months ended September 30, 2023 and September 30, 2022, respectively.  Distributions to non-controlling interests decreased from $27 million in the nine months ended September 30, 2022 to $3 million for the nine months ended September 30, 2023 due to the non-recurrence of the gain on the sale of the Cristar glass tableware business in Colombia in 2022.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (the next 12 months) and long-term basis (beyond the next 12 months). However, as the Company cannot predict the conflict between Russia and Ukraine and their impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements.

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

There have been no other material changes in critical accounting estimates at September 30, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, war, civil disturbance or acts of terrorism, natural disasters, and weather, (2) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (3) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (4) competitive pressures, consumer preferences for alternative forms of packaging or consolidation among competitors and customers, (5) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it within the timeframe expected, (6) unanticipated operational disruptions, including higher capital spending, (7) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (8) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, and achieving cost savings, (9) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (10) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (11) the Company’s ability to achieve its strategic plan, (12) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (13) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (14) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (15) foreign currency fluctuations relative to the U.S. dollar, (16) changes in tax laws or U.S. trade policies, (17) risks related to recycling and recycled content laws and regulations, (18) risks related to climate-change and air emissions, including related laws or regulations and increased environmental, social and governance (“ESG”) scrutiny and changing expectations from stakeholders and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  No such environmental proceedings were pending or contemplated as of September 30, 2023.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in risk factors at September 30, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2023, the Company purchased 458,351 shares of its common stock for approximately $10 million pursuant to a $150 million anti-dilutive share repurchase program authorized by the Board of Directors on February 9, 2021 that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. The current program has no expiration date. Approximately $40 million remained available for purchases under this program as of September 30, 2023. The following table provides information about the Company’s purchases of its common stock during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31, 2023	458,351	$21.70	458,351	40
August 1 - August 31, 2023				40
September 1 - September 30, 2023				40
Total	458,351	$21.70	458,351

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	November 1, 2023	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer