Form 10-K
period 2023-12-31
O-I Glass, Inc. /DE/
filed 2024-02-14
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (based on the consolidated tape closing price on June 30, 2023) of the voting and non-voting common equity held by non-affiliates of the Company was approximately $1,999,307,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by the Company or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value of O-I Glass, Inc. outstanding as of January 31, 2024 was 153,669,864.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the O-I Glass, Inc. Proxy Statement for the Annual Meeting of Share Owners to be held Wednesday, May 15, 2024 (“2024 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

General Development of Business

O-I Glass, Inc., a Delaware corporation (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the leading manufacturers of glass containers in the world with 68 glass manufacturing plants in 19 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

The term “Company,” as used herein and unless otherwise stated or indicated by context, refers to Owens-Illinois, Inc. and its affiliates (“O-I”) prior to the Corporate Modernization (as defined below) and to O-I Glass, Inc. and its affiliates (“O-I Glass”) after the Corporate Modernization.

Corporate Modernization and Paddock’s Chapter 11 Filing

On December 26 and 27, 2019, the Company implemented the Corporate Modernization pursuant to the Agreement and Plan of Merger, dated as of December 26, 2019, among O-I, O-I Glass and Paddock Enterprises, LLC (“Paddock”).

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

Company Strategy

The Company’s vision is to be the most innovative, sustainable, and chosen supplier of brand-building packaging solutions. Its goal is to profitably grow the business and create value for its customers, share owners, suppliers, employees, society, and the planet. The Company will realize its vision and goal by achieving its five strategic ambitions including:

●	To profitably grow the top line through effective innovation, marketing, and commercialization and excel at serving current customers by significantly improving the customer experience; aligning its activity with customers’ needs and market dynamics; improving quality and flexibility; elevating innovation and new product development; improving its environmental profile; advocating and marketing glass; advancing end-to-end supply chain capabilities, processes, and talent; and enabling profitable growth;

●	To be cost competitive by elevating year-over-year productivity across the business by ensuring asset stability and total systems cost management; elevating factory performance, efficiency, and profitability; leveraging automation and improving quality; cultivating concepts that extend current or create new competitive advantages; and focusing on continuous improvement across all aspects of the business;

●	To disrupt current industry dynamics by creating a new paradigm with MAGMA by leveraging innovation and developing breakthrough technology; commercializing MAGMA; and enabling the full value chain for glass;

●	To become the most sustainable rigid packaging producer by repositioning its Environmental, Social and Governance (ESG) profile, improving its environmental performance; increasing recycling; and actively communicating and advocating for glass packaging;

●	To be a simple, agile, diverse, inclusive, and performance-based organization energized by engaged employees by elevating organizational focus; driving performance, culture, and engagement of its people; developing talent; strengthening diversity and inclusion in the workplace; and embedding flexibility to follow market needs and changes.

Reportable Segments

The Company has two reportable segments based on its geographic locations: Americas and Europe. These two reportable segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales volume. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Carlsberg, Coca-Cola, Constellation, Heineken, Molson Coors, Nestle, PepsiCo and Pernod Ricard.

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

Sales and Markets

The Company’s principal markets for glass container products are in the Americas and Europe.

Americas. The Company has 32 glass container manufacturing plants in the Americas region located in Brazil, Canada, Colombia, Ecuador, Mexico, Peru and the U.S. and interests in three joint ventures that manufacture glass containers. Also, the Company has a distribution facility in the U.S. used to import glass containers from its business in Mexico. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. In South America and Mexico, the Company maintains a diversified portfolio serving several markets, including alcoholic beverages (beer, wine and spirits), non-alcoholic beverages and food, as well as a large infrastructure for returnable/refillable glass containers.

The principal glass container competitors in the U.S. are the Ardagh Group and Anchor Glass Container. Imports from China, Mexico, Taiwan and other countries also compete in U.S. glass container segments. Additionally, there are several major consumer packaged goods companies that self-manufacture glass containers. The Company competes directly with Verallia and Vidrala-Vidroporto in Brazil and Orora Group in Mexico and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region.

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

Manufacturing

The Company has 68 glass manufacturing plants. It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

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

The Company is also exploring various energy efficiency initiatives as well as the use of renewable energy and alternative lower-carbon fuels. The Company has set a goal of 40% renewable electricity use and a reduction of total energy consumption by 9% (2017 baseline) by 2030. While the Company cannot predict precisely how these efforts may impact its operations, the Company anticipates purchasing renewable electricity certificates (“RECs”) to meet at least a portion of these obligations. For the year ended December 31, 2023, the Company recognized approximately $1 million of expense related to the purchase of RECs. For more information, see Item 1A, “Risk Factors – Risks Related to Legal and Regulatory Matters, Sustainability and Climate Change.”

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

The Company has increased its focus on advancing melting technology, fining technology, raw material delivery technology, and forming technology with investments in modular glass melting furnaces, among other technologies.  The Company’s investments in these new technologies, known as the MAGMA program, seek to reduce the amount of capital required to install, rebuild and operate its glass manufacturing lines.  The new glass manufacturing technology is also focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality, address sustainability issues and transition opportunities for lower-carbon intensity of manufacturing processes, and meet customer demands.

Beginning in 2022, the Company has increased its capital expenditures for property, plant and equipment to expand the business, including to begin deploying its new MAGMA technology.  The Company is implementing its MAGMA program using a multi-generation development roadmap.  Generation 1 (“Gen 1”) is primarily focused on a novel and improved way to melt glass.  Gen 1 was successfully piloted in 2018 in Streator, Illinois, and the Company started the first full-scale manufacturing line during the first half of 2021 in Holzminden, Germany.  The Company’s Gen 1 solution has achieved its expectations.  Generation 2 (“Gen 2”) added new production capabilities, such as a flexible batch system, improved forming technology, digitalization technology and automation equipment, representing a complete end-to-end integrated production system.  The piloting of key components was demonstrated to be deployment ready in 2022, with continued development in 2023.  Generation 3 (“Gen 3”) is the ultimate evolution of MAGMA that combines a modular, end-to-end system with optimized processes and capabilities.  It is expected to include light-weighting technology along with other advancements in sustainability – for example, the utilization of renewable energy sources and a broader range of recycled glass materials to enable increased recycled content rates.  Overall, the Company continues to make progress on Gen 3 as many of the key elements are in place and the invention of other capabilities also continues to progress.  The Company expects Gen 3 will be available for deployment in 2026. Construction of the first greenfield facility began in 2023 in Bowling Green, Kentucky with a single MAGMA manufacturing line, with additional lines planned. Initial MAGMA expansion plans will be focused in the U.S. to support the Company’s customers in the spirits and distribution business.

The Company holds a large number of patents related to a wide variety of products and processes and has a substantial number of patent applications pending.

Sustainability/ESG and Workplace Safety

The Company is committed to sustainability and ESG issues, including striving to reduce the impact its products and operations have on the environment and increase positive impacts. As part of this commitment, the Company has expanded its sustainability initiatives and set additional sustainability targets, including targets for increasing the use of recycled glass in its manufacturing process, reducing water consumption and waste, reducing energy consumption and carbon dioxide (“CO2”) equivalent emissions, increasing the use of renewable energy, and improving its total recordable incident rates. The Company has aligned its sustainability ambitions with certain United Nations Sustainable Development Goals that are most relevant to its business.

Some specific examples of steps taken by the Company to advance sustainability and ESG issues include: assigning responsibility for ESG and sustainability oversight to the Nominating/Corporate Governance Committee of the Company’s Board of Directors, appointing a Chief Sustainability Officer who reports to the Chief Executive Officer, establishing a Global Sustainability Leadership Team, obtaining validation of the Company’s near-term emissions reduction target from the Science-Based Target initiative (“SBTi”), increasing the use of renewable energy, lowering emissions, investing in more sustainable manufacturing technology and container design, using green bond financing and working with governments and other organizations to establish and financially support recycling initiatives.

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

As of December 31, 2023, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers or requirements for certain levels of recycled content affecting various types of packaging, including glass containers. The structure and enforcement of such laws and regulations may impact the sales of the Company’s glass containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

Countries, states, and localities in all geographies in which the Company operates have recently considered or are now considering new EPR regulations, various laws and regulations to change curbside recycling, modify or create DRS laws, and create alternatives to traditional recycling systems. Although there is no clear trend, the Company believes these legal and regulatory activities have the potential to significantly impact the price and supply of recycled glass. As a large user of recycled glass for making new glass containers, the Company has an interest in laws and regulations impacting the supply of such material in its markets.

Climate Change and Air Emissions

A number of governments globally are increasingly considering a variety of mandatory regulatory and legal requirements or voluntary initiatives (e.g., implementation of the Paris Climate Agreement and agreements at other conferences of the parties to the United Nations Framework Convention on Climate Change) in relation to climate-change or environmental issues. The Company is unable to predict what climate-change or environmental legal requirements may be adopted in the future, although it is aware that the trend is for more restrictive environmental and climate-related legislation and regulation to be introduced. The Company continually monitors its operations in relation to significant climate-change risks and environmental impact, has set environmental and climate-related goals and invests in environmentally sound and emissions-reducing projects. As such, the Company has made significant expenditures for environmental improvements at certain of its facilities over the last several years and plans to continue making significant investments in manufacturing technology and container design as it strives to reduce the impact that its products and operations have on the environment. The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

In Europe, the EUETS is a regulatory regime that facilitates emissions reductions in the EU. The Company’s manufacturing facilities that operate in EU countries that are subject to the EU Emissions Trading Scheme must surrender an amount of emissions allowances equal to the volume of their CO2 emissions, and if emissions exceed permitted volumes and allowances, purchase allowances in the market. The Company annually purchases additional allowances under the EUETS. Should the regulators significantly restrict the total number of emissions allowances available in the market, or significantly reduce the number of allowances freely allocated to the

Company’s EU plants, or if the price of such allowances increases significantly, it could have a material effect on the Company’s financial condition and results.

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

Human Capital Resources

The Company’s success and performance are directly related to the collective success and performance of every employee. The skills, experience and industry knowledge of its employees significantly benefit the Company’s operations and performance. The Company has approximately 23,000 employees and 68 plants spread across 19 countries.

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

The Company is committed to a culture of respect and integrity and believes it is better when its workforce reflects the diversity of the world it serves, leading to a broader range of perspectives that may yield superior decisions and outcomes. As part of the Company’s journey, one of its goals is to continue to create a diverse, equitable, and inclusive work environment where employees can bring their whole selves to work, share new ideas and innovate, and in turn, enhance their overall experience and the overall well-being and the performance of the Company. While the Company believes diversity, equity and inclusion are important to its long-term value and performance, it recognizes the importance of pursuing so in legally sound manners. Diversity, equity and inclusion efforts are part of the Company’s legal compliance considerations, and the Company is committed to only considering legally compliant methods for advancing these efforts.

The Company seeks to make strategic investments into developing employees and the talent pipeline. To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants and seeks to identify relevant actions to address any areas of employee concern.

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

The Company operates as one enterprise and believes that it prioritizes boundaryless leadership and sound decision making, and that it operates with one plan, delivering customer-centric results. These efforts, combined with its values and behaviors, advances the Company’s ambition to be a simple, agile, and performance-based organization energized by diverse, engaged employees.

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

Information About our Executive Officers

In the following table, the Company sets forth certain information regarding those persons currently serving as executive officers of O-I Glass, Inc. as of February 14, 2024.

Name and Age	Position
Andres A. Lopez (61)

Chief Executive Officer since January 2016; President, Glass Containers and Chief Operating Officer 2015; Vice President and President of O-I Americas 2014–2015; Vice President and President of O-I South America 2009–2014; Vice President of Global Manufacturing and Engineering 2006 – 2009.

Darrow A. Abrahams (50)

Senior Vice President, General Counsel and Corporate Secretary since September 2020; Deputy General Counsel April 2020 – August 2020; Associate General Counsel, Dispute Resolution 2017 – 2020; Assistant General Counsel, Litigation 2015 – 2017; Senior Litigator 2012 – 2015.

Arnaud Aujouannet (54)

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

John A. Haudrich (56)

Senior Vice President and Chief Financial Officer since April 2019; Senior Vice President and Chief Strategy and Integration Officer 2015 – 2019; Vice President and Acting Chief Financial Officer 2015; Vice President Finance and Corporate Controller 2011 – 2015; Vice President of Investor Relations 2009 – 2011.

Vitaliano Torno (65)

Senior Vice President,Global Business Operations, and President of O-I Europe since July 2020; President, O-I Europe 2016–2020; Managing Director, O-I Europe 2015; Vice President, European countries 2013 – 2015; Vice President, Marketing and sales, Europe 2010 – 2013.

ITEM 1A. RISK FACTORS

Risks Related to the Company’s Business and Industry

Global Economic Environment—The global credit, financial and economic environment could have a material adverse effect on operations and financial condition.

The global credit, financial and economic environment can be negatively impacted by numerous events or occurrences, including political events, trade disputes, acts of terrorism, hostilities or wars, natural disasters and public health issues, such as a pandemic. For example, the current conflicts between Russia and Ukraine and Hamas and Israel, as well as any further escalation or expansion of these conflicts, and any related economic sanctions or other impacts could adversely impact the global credit, financial and economic environment, which could have a material adverse effect on the Company’s operations, including the following:

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

Energy Costs or Availability—Higher energy costs worldwide and interrupted power supplies, including as a result of the current conflicts between Russia and Ukraine and Hamas and Israel and any escalation of these conflicts, may have a material adverse effect on the Company’s consolidated assets or operations.

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous energy supply to conduct its business. Depending on the location and mix of energy sources, energy accounts for 10% to 20% of total manufacturing costs. Substantial increases and volatility in energy costs, including those resulting from extreme weather events that affect the Company’s facilities directly or its energy suppliers or the current conflicts between Russia and Ukraine and Hamas and Israel and any escalation of these conflicts could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on its assets or results of operations.

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

However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions, government-mandated curtailments or government-imposed allocations, or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, the Company may need to procure natural gas at then-current market prices, subject to market availability, which could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. Alternatively, for certain plants that have energy switching capabilities, the Company may decide to switch to a different energy source, which could also result in a significant increase in operating costs. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all. The occurrence of any of the foregoing could have a material adverse effect on the Company’s consolidated assets or results of operations.

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

Lower Demand Levels—Changes in consumer preferences or customer inventory management practices could have a material adverse effect on the Company’s financial results.

Changes in consumer preferences for the food and beverages they consume or changes in customer inventory management practices have reduced and may continue to reduce demand for the Company’s products. Because many of the Company’s products are used to package consumer goods, the Company’s sales and profitability have been, and could continue to be, negatively impacted by changes in consumer preferences for those products, as well as changes in customer inventory management practices. Examples of such changes include, but are not limited to, lower sales of major domestic beer brands, shifts from beer to wine or spirits that results in the use of fewer glass containers and customer destocking to adjust inventory management practices. In periods of lower demand or when customers are destocking, the Company’s sales and production levels have decreased. For example, during 2023, the Company experienced elevated inventory destocking across the value chain, especially related to wine, spirits and beer customers, and softer consumer consumption activity, which negatively impacted the Company’s glass container shipments. The occurrence of any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The Company’s success depends partially on its ability to improve its glass melting technology and introduce processes that emit less carbon. One of these new technologies, known as the MAGMA program, seeks to reduce the amount of capital required to install, rebuild and operate the Company’s furnaces. It also is focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demand, utilize more recycled glass, produce lighter containers and use lower-carbon fuels. The Company is implementing its MAGMA program using a multi-generation development roadmap, which will include various deployment risks and will require the discovery of additional inventions through 2026. Current supply chain challenges have resulted in a delay in development of the Company’s MAGMA program and the Company may continue to face additional supply chain challenges as it continues to develop its MAGMA program. If the Company is unable to continue to improve this glass melting technology through research and development or licensing of new technology, the Company may not be able to remain competitive with other packaging manufacturers. As a result, its business, financial condition, results of operations or ability to transition to lower carbon operations could be adversely affected.

Supply Chain Disruptions—The Company’s capital expenditure plans have been, and may continue to be, affected by supply chain disruptions.

The Company relies on third parties to provide equipment and materials needed for its capital expenditure projects. The global supply chain for the Company’s capital expenditure projects has been, and may continue to be impacted by disruptions, such as political events, international trade disputes or other geopolitical tensions, acts of terrorism, hostilities or wars (such as the continued conflicts between Russia and Ukraine and Hamas and Israel), natural disasters, public health issues, such as a pandemic, industrial accidents, inflation, and other business interruptions. Global supply chain disruptions may continue to adversely impact the Company’s ability to procure materials and equipment in a timely and cost-effective manner, which may negatively impact the Company’s operating costs and timelines for capital expenditure projects.

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

The raw materials that the Company uses have historically been available in adequate supply from multiple sources. For certain raw materials, however, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by transportation or production delays. These shortages, as well as material volatility in the cost of any of the principal raw materials that the Company uses, may have a material adverse effect on operations. Separately, to the extent any policymakers adopt regulations mandating wider usage of cullet in glass manufacturing, there may be increased demand for available supplies, which may require the Company to incur additional costs. In addition, the Company purchases its soda ash raw materials in U.S. dollars in South America and Mexico. Given fluctuations in foreign currency exchange rates, this may cause these regions to experience inflationary or deflationary impacts to their raw material costs.

Transportation—Profitability could be affected by the availability and cost of transportation for the Company’s products.

The Company relies primarily on third parties for transportation of its products to customers. Strikes, slowdowns, transportation disruptions, natural disasters, impacts of potential future changes in climate change regulations or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service or sea freight, decreases in the availability of vessels or increases in fuel prices, could increase the Company's costs and disrupt its operations and ability to serve its customers on a timely or cost-effective basis.

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

The Company is party to a number of collective bargaining agreements with labor unions, which at December 31, 2023 covered approximately 72% of the Company’s employees directly associated with its operations in the U.S. and Canada. The principal collective bargaining agreement, which at December 31, 2023 covered approximately 71% of the Company’s union-affiliated employees in the U.S. and Canada, will expire on March 31, 2025. Approximately 83% of employees in South America and Mexico are covered by collective bargaining agreements. The collective bargaining agreements in South America and Mexico have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries, benefits and staff changes, and may impede efforts to restructure the Company’s workforce.

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

Goodwill at December 31, 2023 totaled $1.47 billion, representing approximately 15% of total assets. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write-down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth. For example, the Company recorded a non-cash impairment charge of $445 million in the fourth quarter of 2023, which was equal to the remaining goodwill balance on North America’s reporting unit. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the fourth quarter of 2023 may have indicated an impairment of the goodwill related to the Company’s two other reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $32 million, $26 million and $84 million to its defined benefit pension plans in 2023, 2022 and 2021, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

Risks Related to Information Technology, Cybersecurity and Data Privacy

Information Technology—Failure or disruption of the Company’s information technology, or those of third parties, could have a material adverse effect on its business and results of operations.

The Company employs information technology (“IT”) systems and networks to support the business and relies on them to operate its plants, to communicate with its employees, customers and suppliers, to store sensitive business information and intellectual property, and to report financial and operating results. As with any IT system, the Company’s IT system and any third-party system on which the Company relies are vulnerable to failure and a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, war, power outages, fire, sabotage, equipment failures, known and unknown cybersecurity vulnerabilities, and cyber-related attacks or computer crimes (e.g., ransomware and distributed denial-of-service attacks). In addition, the Company’s business continuity or disaster recovery plans may not effectively and timely resolve issues resulting from a cyberattack or other disruption. As a result of any of the foregoing types of events, the Company may suffer material adverse effects on its reputation, financial condition, results of operations and cash flows.

Cybersecurity and Data Privacy—Security incidents affecting the Company or its third-party service providers could disrupt the Company’s business operations, result in the loss of critical and confidential information, and have a material adverse effect on its business, reputation and results of operations.

The Company faces evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of its IT Systems and information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations and vulnerabilities in software or hardware.

The Company has been subject to cyberattacks and other security incidents in the past, including, but not limited to, phishing and malware incidents, and the Company expects cyberattacks to increase in number, frequency and sophistication going forward. Although prior cyberattacks have not been material, future attacks may have a material adverse effect on the Company’s business operations, reputation and financial results. As the prevalence of cyberattacks continues to increase, the Company’s IT systems, and those of third parties, such as service providers and software providers, are subject to increased risks and threats, and the Company may incur additional costs to maintain and upgrade its security measures and to attempt to monitor various third parties’ security measures. There can be no assurance that the Company’s or any critical third party’s cybersecurity risk management program and processes, including its policies, controls or processes, will be fully implemented, complied with or effective to adequately anticipate, identify, detect, investigate or prevent certain cyberattacks or security incidents, including due to the increasing use by attackers of tools and techniques – such as artificial intelligence - that are designed to circumvent controls, avoid detection, obfuscate or remove forensic evidence and that evade counter-measures. A significant attack or incident could result in transactional errors, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information (which could cause a breach of applicable data protection legislation), litigation (including class action) or regulatory investigations and fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The COVID-19 pandemic has presented additional operational and cybersecurity risks due to continued work-from-home arrangements at the Company and third-party providers, which presents additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks. Any resulting costs or losses may not be covered by, or may exceed the coverage limits of, the Company’s cyber insurance.

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

In addition, a growing number of new global privacy, cybersecurity and data protection rules are being enacted and existing ones are being updated and strengthened. These laws impose obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored, transferred or processed. Any failure to comply with these laws and regulatory standards could subject the Company to legal and reputational risk. For example, in May 2018, the European Union (EU) implemented the General Data Protection Regulation (GDPR) that stipulates data protection and privacy regulations for all individuals within the EU and the European Economic Area (EEA). The Company has significant operations in the EEA and is subject to the GDPR. The GDPR imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for the Company to use and share personal data, including placing obstacles on the transfer of personal data from Europe to the United States. In addition, the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, is similar in many respects to the GDPR but also includes a private right of action and potential statutory damages exposure for certain types of data breaches. In addition, in 2023, the California Privacy Rights Act (the “CPRA”) expanded upon the CCPA, creating additional compliance obligations around user choice, data subject rights, and transparency, among others. Other states in the U.S. have also been proposing and enacting laws similar to the CCPA/CPRA. Although the Company takes reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that the Company will not be subject to regulatory action, including fines and litigation (including class actions), in the event of a statutory violation or security incident. To comply with the rules imposed by the GDPR, CCPA, CPRA and other applicable data protection legislation, the Company may be required to put in place additional mechanisms which could adversely affect its business, financial condition, results of operations and cash flows.

Risks Related to the Company’s Indebtedness

Substantial Leverage—The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt. As of December 31, 2023 and December 31, 2022, the Company had approximately $4.9 billion and $4.7 billion of total debt outstanding, respectively.

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

The Company’s ability to make payments on, to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate endeavors depends on its ability to generate cash in the future. The Company makes no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short-term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short-term variable interest rates. At December 31, 2023, the Company’s debt that is subject to variable interest rates represented approximately 30% of total debt.

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

The Company operates manufacturing and other facilities throughout the world. Net sales from non-U.S. operations totaled approximately $5.3 billion, representing approximately 74% of the Company’s net sales for the year ended December 31, 2023. Operations outside the U.S. that accounted for 10% or more of consolidated net sales from continuing operations in 2023 were in France, Italy and Mexico. In addition, the Company is a 50% partner in joint ventures in Italy and Mexico.

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

Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies, and, in the European Union, the tax policies of certain EU member states. One of these efforts has been led by the Organization for Economic Co-operation and Development (“OECD”), an international association of more than 35 countries including the United States. Focus areas include a Minimum Tax Directive including a global minimum tax of 15%, and base erosion and profit shifting, including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. On December 15, 2022, EU member states unanimously adopted the OECD Minimum Tax Directive. The directive required member states to incorporate similar provisions into their respective domestic laws, with the rules to initially become effective for fiscal years starting on or after December 31, 2023. Other countries outside the EU have taken similar actions. The application of the Directive in national legislation by OECD member states could have a material adverse impact on the net income and cash flow of the Company. Member states of the OECD are continuing discussions related to fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. Due to the large scale of the Company’s U.S. and international business activities, many of these proposed changes to the taxation of the Company’s activities, if enacted, could increase the Company’s worldwide effective tax rate and harm results of operations.

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

The Company has incurred, and expects to incur, costs for its operations to comply with environmental legal requirements, and these costs could increase in the future. Many environmental legal requirements provide for substantial fines, orders (including orders to cease operations), and criminal sanctions for violations. These legal requirements may apply to conditions at properties that the Company presently or formerly owned or operated, as well as at other properties for which the Company may be responsible, including those at which wastes attributable to the Company were disposed, and certain such laws may impose liability on the Company without regard to fault or the legality of actions (including the characterization of materials) at the time of occurrence. A significant order or judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on operations or to the Company’s reputation as it focuses on its sustainability initiatives and targets.

Glass Recycling, Deposit Return Systems, Extended Producer Responsibility and Recycled Content Requirements—The Company’s business and its ability to meet climate-change goals may be impacted by recycling and recycled-content laws and regulations.

In the U.S., Canada, Europe and elsewhere, government authorities have adopted, modified, or are considering recycling and recycled-content laws and regulations, including EPR and DRS frameworks. EPR, DRS, and other recycling and recycled-content laws and regulations may impose fees, mandate certain recycling rates, require a minimum use of recycled materials, or result in limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact such legal requirements, which have the potential to influence customer and end-consumer packaging choices. As of December 31, 2023, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers or requirements for certain levels of recycled content affecting various types of packaging, including glass containers.

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

A number of governments globally are increasingly considering a variety of mandatory legal or regulatory requirements or voluntary initiatives in relation to climate change and environmental issues. Additionally, entities across many sectors in private industry are considering and introducing climate change and environmental criteria as a factor or commercial term in decisions relating to activities, including lending, insurance, investing, and purchasing. The Company is unable to predict what climate change or environmental criteria or requirements may be adopted or supported by governments and private sector entities in the future, or the impacts of such initiatives on its financial condition, results of operations, access to and cost of capital and cash flows, which may be materially adverse.

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

In the Americas, the U.S., Mexico, and Canada have engaged in significant legislative, regulatory, and enforcement activities relating to GHG emissions for years at the federal, state and provincial levels of government. In the U.S., the EPA regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. New GHG regulations in any national or sub-national jurisdiction where the Company operates could have a significant long-term material impact on the Company’s operations that are affected by such regulations. Several jurisdictions, including the states of California and Washington in the U.S., Mexico, the Canadian federal government, and the province of Quebec, among others, have adopted legislation aimed at reducing GHG emissions, either by explicitly price-based (e.g., carbon tax) or cap-and-trade programs. Additionally, smaller municipalities in the U.S. have engaged in legislative and regulatory activity to price carbon and other emissions. New GHG regulations or significant fluctuations in the values within a carbon-trading or carbon-tax framework in any country, state/province, or municipality where the Company operates could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Other regulations may also have a material impact. For example, various policymakers, including the SEC and the States of New York, California and Illinois, have adopted or are considering adopting rules that would require companies to provide significantly expanded climate-related disclosures, which may require the Company to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on the Company’s management and Board of Directors. The expectations of various stakeholders, including customers and employees, regarding such matters likewise continues to evolve. For more information, see the risk factor titled “ESG Scrutiny—Increased environmental, social and governance (ESG) scrutiny and changing expectations from stakeholders may impose additional costs or additional risks.”

The Company experiences a variety of impacts due to weather-related events, including severe weather and events related to climate change, which may include extreme storms, flooding, wildfires, extreme temperatures, and chronic changes in meteorological and hydrological patterns, across its 68 manufacturing facilities in 19 different countries. The frequency and severity of severe weather conditions that impact the Company’s business activities may be impacted by the effects of climate change, although it is currently impossible to predict with accuracy the scale of such impact. The Company’s customers and suppliers may be subject to similar impacts. These resulting impacts could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

From time to time, the Company creates and publishes voluntary disclosures regarding ESG matters. Identification, assessment, and disclosure of such matters is complex. Certain statements in such voluntary disclosures may be based on the Company’s expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances, and may ultimately be incorrect. The Company’s disclosures may also be at least partially reliant on third-party information that the Company has not, or cannot, independently verify. Expectations regarding management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of the Company’s control. For example, the Company notes that standards for the measuring and accounting of GHG emissions, as well as GHG emissions reductions, continue to change, which may impact the Company’s disclosures or actual or perceived progress on any climate targets, including to the extent the Company’s approaches are deemed in or out of alignment with best practices. Additionally, ESG regulation and enforcement are evolving rapidly, and the Company may be subject to investor or regulator engagement on its ESG disclosures, even though the Company currently makes them voluntarily. There is an increase in the issuance of public and private frameworks under which organizations are urged or compelled to disclose ESG-related information. These frameworks use different assumptions and require differing levels of information. As these reporting standards and disclosure requirements continue to develop, the Company may incur increasing costs related to ESG monitoring and reporting. Additionally, the Company may elect to not disclose against certain, or any, such frameworks or methodologies, whether due to cost or other reasons, and the selection of certain frameworks over others may harm the Company’s reputation with stakeholders that prefer unselected standards or otherwise adversely impact its operations.

Similarly, there is an increase in for-profit and non-profit organizations that issue evaluations, ratings, or grades on an organization’s ESG performance. The assumptions and criteria used by these organization vary and change and produce differing results. Unfavorable ESG ratings could lead to increased negative investor sentiment toward the Company, its customers, or its industry, which could negatively impact the Company’s share price, as well as its access to and cost of capital. To the extent ESG matters negatively impact the Company’s reputation, it may also impede its ability to compete as effectively to attract or retain employees or customers, which may adversely impact the Company’s operations. The Company’s operations, projects and growth opportunities require it to have strong relationships with various key stakeholders, including its shareowners, employees, suppliers, customers, local communities and others. The Company may face pressures from shareowners, many of whom are increasingly focused on climate change, to prioritize sustainable practices, reduce its carbon footprint and promote ESG matters, while at the same time remaining a successfully operating public company. Simultaneously, there are efforts by some parties to reduce companies’ efforts on ESG matters, and certain US states are adopting or are considering adopting laws that seek to limit the use of ESG in certain contexts. In addition, both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent the Company is subject to such activism, it may require it to incur costs or otherwise adversely impact its business. If the Company does not successfully manage expectations across these varied stakeholder interests, it could erode its stakeholder trust and thereby affect its brand and reputation, which could have a material adverse effect on its business, results of operations, and financial condition. While the Company has participated, and in future may continue to participate, in various voluntary programs and establish voluntary ESG initiatives, including policies and targets, to improve the ESG profile of its operations and products, such programs and initiatives may be costly, and there is no guarantee that they will be able to be completed either in the time and manner intended or at all. For example, the Company currently purchases RECs such that a portion of its energy consumption is from renewable energy. The price of RECs is determined by principles of supply and demand. To the extent other entities wish to purchase such RECs, either for regulatory mandates or voluntary initiatives, the price of such RECs may increase. RECs and other environmental attributes also require complex accounting on the part of generators, and mistakes in such accounting may result in a shortage of RECs, which may cause the Company to have to purchase substitute RECs at higher prices. Even if the Company’s ESG initiatives are implemented successfully, there is no guarantee that such initiatives will have the intended results. For example, due to the rapidly evolving nature of expectations in this space, certain initiatives may no longer be considered best practice or may in certain instances be considered a form of greenwashing which may have reputational or other adverse impacts.

Any failure or perceived failure to pursue or fulfill the Company’s ESG-related initiatives, stakeholder expectations, or to satisfy various reporting standards could adversely impact its reputation, business activities or competitive advantage. Such ESG matters may also impact the Company’s suppliers and customers, which may compound or cause new impacts on its business, results of operations, or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of its critical systems and information.

The Company assesses its program based on guidance from the National Institute of Standards and Technology (“NIST”). This does not imply that the Company meets any particular technical standards, specifications, or requirements, only that the Company uses the NIST as a guide to help it identify, assess, and manage cybersecurity risks relevant to its business.

The Company’s cybersecurity risk management program is integrated into its overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

The Company’s cybersecurity risk management program includes the following, among other things:

●	risk assessments designed to help identify material cybersecurity risks to the Company’s critical systems and information;

●	cross-functional teams responsible for managing the Company's (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of the Company’s security processes and controls;

●	cybersecurity awareness training of the Company’s employees, incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a third-party risk management process for certain service providers based on the Company’s assessment of their criticality to its business and risk profile.

The Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected the Company, including its operations, business strategy, results of operations, or financial condition. The Company faces certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations, or financial condition. See “Risk Factors – Risks Related to Information Technology, Cybersecurity and Data Privacy.”

Cybersecurity Governance

The Company’s Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of the Company’s cybersecurity risk management program.

The Committee receives quarterly reports from management on the Company’s cybersecurity risks. In addition, management updates the Committee, as necessary, regarding cybersecurity incidents as determined by its Chief Information Officer (the “CIO”).

The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the Company’s cybersecurity risk management program. Members of the Board of Directors receive presentations on cybersecurity topics from the CIO or external experts as part of the Board’s continuing education on topics that impact public companies.

The Company’s management team is responsible for assessing and managing the Company’s material risks from cybersecurity threats. The Company has a Cybersecurity Steering Committee comprised of members of management, including the CIO and the Company’s Director of Cybersecurity, as well as other subject matter experts throughout the Company. The Cybersecurity Steering Committee has primary responsibility for the Company’s overall cybersecurity risk management program and supervises both internal cybersecurity personnel and retained external cybersecurity consultants. The experience of the members of the Cybersecurity Steering Committee includes its CIO, who has 37 years of IT experience across various industries, including 32 years in manufacturing, and who is a member of the National Association of Manufacturer’s Cybersecurity Advisory Council, and its Director of Cybersecurity, who has 28 years of IT experience, including seven years leading the Company’s Cybersecurity Team of IT security professionals, and who is a member of the Information Systems Audit and Control Association and the International Information System Security Certification Consortium.

The Cybersecurity Steering Committee supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by the Company; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2023 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

Americas Operations
Brazil
Recife	Sao Paulo
Rio de Janeiro	Vitoria de Santo Antao

Canada
Brampton, Ontario(1)	Montreal, Quebec

Colombia
Soacha	Zipaquira

Ecuador
Guayaquil

Mexico
Guadalajara	Tlanepantla Estado de Mexico
Monterrey	Toluca
Queretaro	Tultitlan Estado de Mexico

Peru
Callao	Lurin

United States
Auburn, NY	Portland, OR
Brockway, PA	Streator, IL
Crenshaw, PA	Toano, VA
Danville, VA	Tracy, CA
Kalama, WA(1)	Windsor, CO
Lapel, IN	Winston-Salem, NC
Los Angeles, CA(1)	Zanesville, OH
Muskogee, OK

European Operations
Czech Republic
Dubi	Nove Sedlo

Estonia
Jarvakandi

France
Beziers	Vayres
Gironcourt	Veauche
Labegude	Vergeze
Puy-Guillaume	Wingles
Reims

Germany
Bernsdorf	Rinteln
Holzminden

Hungary
Oroshaza

Italy
Aprilia	Origgio
Asti	Ottaviano
Bari	San Gemini
Marsala	San Polo
Mezzocorona	Villotta

The Netherlands
Leerdam	Maastricht

Poland
Jaroslaw	Poznan

Spain
Barcelona(1)	Sevilla

United Kingdom
Alloa	Harlow

Other Operations
Engineering Support Centers
Brockway, Pennsylvania	Jaroslaw, Poland
Lurin, Peru	Perrysburg, Ohio

Shared Service Centers
Medellin, Colombia(1)	Poznan, Poland(1)
Perrysburg, Ohio

Distribution Center
Laredo, TX(1)

China
Zhaoqing

Indonesia
Jakarta

Corporate Facilities
Perrysburg, Ohio	Vufflens-la-Ville, Switzerland(1)
(1)	This facility is leased in whole or in part.

The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3. LEGAL PROCEEDINGS

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. No such environmental proceedings were pending or contemplated as of December 31, 2023.

For further information on legal proceedings, see Note 15 to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHARE OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 26 and 27, 2019, the Company implemented the Corporate Modernization. The Corporate Modernization involved a series of transactions, including the Merger. Upon the effectiveness of the Merger, each share of O-I common stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass common stock, par value $.01 per share, having the same designations, rights, powers and preferences, qualifications, limitations, and restrictions as the corresponding share of O-I common stock being converted.

Following the implementation of the Corporate Modernization, the Company’s common stock continues to be listed on the New York Stock Exchange on an uninterrupted basis with the symbol OI. The number of share owners of record on December 31, 2023 was 608. Almost all of the outstanding shares were registered in the name of Depository Trust Company, or CEDE & Co., which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions.

In 2020, the Company suspended its dividend. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.

Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12.

The Company regularly purchases shares pursuant to a $150 million anti-dilutive share repurchase plan authorized by the Board of Directors on February 9, 2021 that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. The current program has no expiration date. The following table provides information about the Company’s purchases of its common stock during the three months ended December 31, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
October 1 - October 31, 2023	627	$15.95	627	30
November 1 - November 30, 2023				30
December 1 - December 31, 2023				30
Total	627	$15.95	627

	December 31,
	2018	2019	2020	2021	2022	2023
O-I Glass, Inc.	$100.00	$70.29	$70.41	$71.17	$98.02	$96.89
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Packaging Group	100.00	131.99	165.88	183.73	140.70	145.07

Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022

Note: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

The graph above compares the performance of the Company’s Common Stock with that of a broad market index (the S&P 500 Composite Index) and a packaging group consisting of companies with lines of business or product end uses comparable to those of the Company for which market quotations are available.

The packaging group consists of: AptarGroup, Inc., Ardagh Group S.A., Ball Corp., Crown Holdings, Inc., O-I Glass, Inc., Sealed Air Corp., Silgan Holdings Inc., and Sonoco Products Co. The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2018 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

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

For discussion related to changes in financial condition and the results of operations for 2022 compared to 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 8, 2023.

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2023	2022
Net sales:
Americas	$3,865	$3,835
Europe	3,117	2,878
Reportable segment totals	6,982	6,713
Other	123	143
Net sales	$7,105	$6,856

	2023	2022
Net earnings (loss) attributable to the Company	$(103)	$584
Net earnings attributable to noncontrolling interests	18	43
Net earnings (loss)	(85)	627
Provision for income taxes	152	178
Earnings before income taxes	67	805
Items excluded from segment operating profit:
Retained corporate costs and other	224	232
Charge for goodwill impairment	445
Restructuring, asset impairment and other charges	100	53
Pension settlement and curtailment charges	19	20
Gain on sale of divested business and miscellaneous assets	(4)	(55)
Gain on sale leasebacks		(334)
Interest expense, net	342	239
Segment operating profit	$1,193	$960

Americas	511	472
Europe	682	488
	$1,193	$960

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2023 with 2022

Net sales in 2023 increased $249 million, or 4%, compared to the prior year, due to higher selling prices and favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments than the prior year. Net sales were also slightly impacted by the sale of the Company’s glass tableware business in Colombia in March 2022.

Earnings before income taxes were $738 million lower in 2023 compared to the prior year. This decrease was due to the $445 million goodwill impairment charge that occurred in 2023, as well as higher restructuring, asset impairment and related charges, higher interest expense and the non-recurrence of a gain on the sale of Cristar TableTop S.A.S. (“Cristar”), the Company’s glass tableware business in Colombia, and gains on sale leaseback transactions related to two plants in the Americas in 2022, partially offset by higher segment operating profit.

Segment operating profit for reportable segments in 2023 was $233 million higher compared to 2022, primarily due to higher net prices, strong operating performance, benefits from margin expansion initiatives and the favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments, higher costs due to lower production volumes, driven by temporary curtailments of production to balance with lower demand, elevated planned asset project activity and the unfavorable impacts from divestitures in 2022.

Net interest expense in 2023 increased $103 million compared to 2022, primarily due to higher interest rates and increased borrowings to fund the Paddock Trust in July 2022, as well as higher note repurchase premiums, the write-off of deferred refinancing fees and related charges.

In 2023, the Company recorded a net loss attributable to the Company of $103 million, or $0.67 per share (diluted), compared to net earnings attributable to the Company of $584 million, or $3.67 per share (diluted), in 2022. As discussed below, net earnings in both periods included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $594 million, or $3.76 per share, in 2023 and increased net earnings attributable to the Company by $218 million, or $1.37 per share, in 2022.

Results of Operations—Comparison of 2023 with 2022

Net Sales

The Company’s net sales in 2023 were $7,105 million compared with $6,856 million in 2022, an increase of $249 million, or 4%. Higher selling prices increased net sales by $883 million in 2023, driven by the pass through of higher cost inflation. Glass container shipments, in tons, declined approximately 12% in 2023, which in total decreased net sales by approximately $841 million compared to the prior year. This decline was mostly attributed to significant destocking across the value chain, as the Company’s customers, distributors and retailers adjust their inventory management practices to lower levels, and softer consumer consumption activity. Favorable foreign currency exchange rates increased net sales by $235 million in 2023 compared to 2022, primarily driven by the strengthening of the Mexican Peso and the Euro compared to the U.S. dollar. The divestiture of the Cristar glass tableware business in Colombia in March 2022 reduced net sales by approximately $8 million in 2023. Other sales were approximately $20 million lower in 2023 than in the prior year, driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2022		$6,713
Price	$883
Sales volume and mix	(841)
Effects of changing foreign currency rates	235
Divestitures	(8)
Total effect on net sales		269
Net sales— 2023		$6,982

Americas: Net sales in the Americas in 2023 were $3,865 million compared to $3,835 million in 2022, an increase of $30 million, or 1%. Higher selling prices in the region increased net sales by $287 million in 2023, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 10% in 2023 compared to 2022, which decreased net sales by approximately $385 million. Sales volumes (in tons) declined, primarily due to significant destocking activity, especially related to wine, spirits and beer customers, and softer consumer consumption activity. The favorable effects of foreign currency exchange rate changes increased net sales by $136 million in 2023 compared to the prior year, as the Mexican Peso strengthened compared to the U.S. dollar. The divestiture of the Cristar glass tableware business in March 2022 also reduced net sales by approximately $8 million in 2023 compared to 2022.

Europe: Net sales in Europe in 2023 were $3,117 million compared to $2,878 million in 2022, an increase of $239 million, or 8%. Higher selling prices in Europe increased net sales by $596 million in 2023, driven by the pass through of higher cost inflation. Glass container shipments declined by approximately 15% in 2023, primarily due to significant destocking activity, especially related to wine and food customers, softer consumer consumption activity, strikes in France and internal capacity and inventory constraints earlier in 2023. Lower shipments in 2023 decreased net sales by approximately $456 million compared to 2022. Favorable foreign currency exchange rates increased the region’s net sales by approximately $99 million in 2023, as the Euro strengthened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $67 million in 2023 compared to $805 million in 2022, a decrease of $738 million. This decrease was due to the $445 million goodwill impairment charge that occurred in 2023, as well as higher restructuring, asset impairment and related charges, higher interest expense and the non-recurrence of a gain on the sale of Cristar and gains on sale leaseback transactions related to two plants in the Americas in 2022, partially offset by higher segment operating profit in 2023.

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

Segment operating profit of reportable segments in 2023 was $1,193 million, compared to $960 million in 2022, an increase of $233 million, or approximately 24%. This increase was primarily due to higher net prices, strong operating performance, benefits from margin expansion initiatives and the favorable effects of changes in foreign currency exchange rates, partially offset by lower shipments, higher costs due to lower production volumes, driven by temporary curtailments of production to balance with lower demand, elevated planned project activity and the unfavorable impacts from divestitures in 2022.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2022		$960
Net price (net of cost inflation)	$632
Sales volume	(205)
Operating costs	(210)
Effects of changing foreign currency exchange rates	29
Divestitures	(13)
Total net effect on segment operating profit		233
Segment operating profit - 2023		$1,193

Americas: Segment operating profit in the Americas in 2023 was $511 million, compared to $472 million in 2022, an increase of $39 million, or 8%. The benefit of higher selling prices exceeded cost inflation resulting in a net $288 million increase to segment operating profit in 2023. The impact of lower shipments discussed above resulted in a $95 million decrease to segment operating profit in 2023 compared to 2022. Operating costs in 2023 were $153 million higher than in the prior year. The increase in operating costs was primarily due to lower production volumes, driven by temporary curtailments of production to balance with lower demand, elevated planned asset project activity and lower income from a joint venture, partially offset by margin expansion initiatives, including approximately $35 million of lower operating costs as a result of the region’s restructuring actions taken between the fourth quarter of 2022 and 2023 (in line with management’s expectations) and approximately $7 million of insurance benefits that related to severe weather impacts in 2021. The effects of foreign currency exchange rates increased segment operating profit by $12 million in the current year.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the fourth quarter of 2023 due to unabsorbed fixed costs.  Temporary production curtailments will continue in to 2024 and this is expected to increase operating costs. In addition, the Company announced the permanent closure of its Waco, Texas plant in September 2023 and two additional furnaces at other plants in North America in the fourth quarter of 2023 and will continue to monitor business trends and consider whether any further permanent capacity closures will be necessary in the future to align its business with demand trends.  Any further permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In 2022, the Company completed the sale of its land and buildings for two plants in the Americas and simultaneously entered into leaseback transactions for these properties. These transactions and the divestiture of Cristar were part of the Company’s portfolio optimization program to redeploy proceeds from asset sales to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the glass tableware business and the additional lease expense associated with the sale leaseback transactions reduced segment operating profit by approximately $13 million in 2023 compared to the prior year.

Europe: Segment operating profit in Europe in 2023 was $682 million compared to $488 million in 2022, an increase of $194 million, or 40%. The benefit of higher selling prices exceeded cost inflation and increased segment operating profit by $344 million in 2023 compared to the prior year. The impact of lower shipments discussed above decreased segment operating profit by approximately $110 million. Operating costs in 2023 were $57 million higher than in the prior year. The increase in operating costs was primarily due to lower production volumes, driven by the impact of temporary production curtailments to balance supply with demand, partially offset by benefits from the region’s margin expansion initiatives, higher earnings from joint ventures and approximately $16 million in subsidies received from the Italian government to help mitigate the impact of elevated energy costs, which subsidies are not expected to continue in 2024. The effects of foreign currency exchange rates increased segment operating profit by $17 million in the current year.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the fourth quarter of 2023 due to unabsorbed fixed costs. Temporary production curtailments will continue in to 2024 and this is expected to increase operating costs. In addition, Europe will continue to monitor business trends and consider whether any permanent capacity closures will be necessary in the future to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In addition, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. The Company’s European operations typically purchase natural gas under long-term supply arrangements with terms that range from one to five years and, through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have long-term arrangements covering at least 40% of its expected total energy use over a medium-term horizon (generally at least two years), where possible. In most energy markets, the Company currently has more than 50% coverage over such medium-term horizon. Coverage varies by geography with higher coverage in Europe. However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in 2023 was $342 million compared to $239 million in 2022. The increase was primarily due to the impact of higher interest rates and increased borrowings to fund the Paddock Trust in July 2022 (see Note 14 to the Consolidated Financial Statements for further information), as well as $13 million of higher note repurchase premiums, the write-off of deferred financing fees and related charges.

Provision for Income Taxes

The Company’s effective tax rate from operations for 2023 was 227% compared to 22.1% for 2022.  The effective tax rate for 2023 differed from 2022 due to a net unfavorable tax rate on the goodwill impairment charge and restructuring charges along with a valuation allowance added for interest deduction carryovers in 2023 compared to a net favorable tax rate on the gain on sale of the Vernon, California and Brampton, Canada land and buildings and the gain on sale of Cristar in 2022, as well as a change in the mix of geographic earnings.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to non-controlling interests for 2023 was $18 million compared to $43 million for 2022. This decrease was primarily due to the nonrecurrence of approximately $29 million of earnings attributable to non-controlling interest recorded in 2022 associated with the gain on the sale of Cristar.

Net Earnings (Loss) Attributable to the Company

For 2023, the Company recorded a net loss attributable to the Company of $103 million, or $0.67 per share (diluted), compared to net earnings attributable to the Company of $584 million, or $3.67 per share (diluted), in 2022. Earnings in 2023 and 2022 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2023	2022
Goodwill impairment	(445)	$
Restructuring, asset impairment and other charges	(100)		(53)
Pension settlement and curtailment charges	(19)		(20)
Gain on sale of divested businesses and miscellaneous assets	4		55
Gain on sale leasebacks			334
Note repurchase premiums, the write-off of unamortized finance fees and third-party fees and settlement of a related interest rate swap	(39)		(26)
Valuation Allowance-Interest carryovers	(20)
Net provision for income tax on items above	25		(41)
Other tax adjustments			(2)
Net impact of noncontrolling interests on items above			(29)
Total	$(594)		$218

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2023 were higher due to foreign currency effects compared to 2022.

This trend may not continue into 2024. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

Forward Looking Operational and Financial Information

●	The Company expects modestly higher net sales in 2024, as low to mid-single digit shipment volume growth should more than offset an approximate 1% decrease in average selling prices.
●	The Company anticipates that the benefits of shipment volume growth and its margin expansion program should partially mitigate the impact of lower net price and higher interest expense for 2024.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. The Company remains on track with its first MAGMA greenfield plant in Kentucky starting in mid-2024.
●	Cash provided by operating activities is expected to be approximately $750 million for 2024. Capital expenditures in 2024 are expected to be approximately $550 million to $600 million.

●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

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

For the year ending December 31, 2023, the European segment recognized approximately $37 million of expense related to emissions allowances to comply with the European Union Emissions Trading Scheme. In the Americas, the state of California in the U.S., Mexico, the Canadian federal government and the province of Quebec, among others, have adopted cap-and-trade or carbon pricing legislation aimed at reducing GHG emissions. As a result, the Americas segment recognized approximately $4 million of expense related to emissions credits and fees to comply with various country, state/province, or municipality laws or regulations. New laws or regulations, significant changes in the amount of emissions allowances granted to the Company or the Company’s manufacturing plants or significant fluctuations in the price or availability of these emissions credits could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company has also been impacted by various fines or penalties as a result of noncompliance with various federal or local environmental statutes, including impacts to the Company’s reputation as it focuses on its sustainability initiatives and targets. For example, in June 2021, the Oregon Department of Environmental Quality (“DEQ”) alleged that the Company’s manufacturing facility in Portland, Oregon exceeded certain permitted air emission limits. To resolve this matter, in August 2021, the Company entered into an Order with the Oregon DEQ and agreed to pay a civil penalty of less than $1 million. The Company also agreed to submit a permit application to install pollution control equipment at its Portland, Oregon manufacturing facility or to cease its operations at that facility by June 30, 2022. In the second quarter of 2022, the Company submitted the permit application to install pollution control equipment, allowing it to continue operations at the Portland facility. The Company expects this pollution control equipment will be implemented in 2024 at an estimated cost of approximately $12 million.

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

Physical Effects and other Consequences of Climate Change

The Company experiences a variety of impacts due to weather-related events, including severe weather, and events related to climate change, which may include extreme storms, flooding, wildfires, extreme temperatures, and chronic changes in meteorological patterns, across its 68 manufacturing facilities in 19 different countries.  For example, in February 2021, severe weather conditions swept across the southern United States, curtailing access to natural gas and electricity for several of the Company’s facilities.  While the situation was most acute in Texas, access to natural gas in Mexico was also significantly impacted as Texas supplies natural gas to the country.  The Company estimates that segment operating profit in 2021 in the Americas was negatively impacted by approximately $38 million from the severe weather that occurred in February of 2021, which includes surcharges for usage or excess usage of electricity and natural gas during the period of severe weather, as well as the estimated impacts of higher energy costs, lost production downtime, lost sales, and the cost of incremental repairs.  As of December 31, 2023, the Company is pursuing insurance reimbursement related to this event but cannot determine the amount that will be reimbursed. Climate change may increase the frequency or severity of such events.

In addition, there are indirect consequences of climate-related regulation or business trends that affect the Company’s business. For example, a contributor to the Company’s future success is likely to be its ability to improve its glass melting technology and introduce processes that emit less carbon. One of these new technologies, known as the MAGMA program, seeks to reduce the amount of capital required to install, rebuild and operate the Company’s furnaces. It also is focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demand, utilize more recycled glass, produce lighter containers and use lower-carbon fuels. The Company is implementing its MAGMA program using a multi-generation development roadmap, which will include various deployment risks and will require the discovery of additional inventions through 2026. If the Company is unable to continue to improve its glass melting technology through research and development or licensing of new technology, including but not limited to MAGMA, the Company may not be able to remain competitive with other packaging manufacturers.

The Company’s customers and suppliers may also be impacted by climate risks, whether physical or transition risks, thus potentially compounding or causing further impacts to the Company’s business and results of operations.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2023 were $224 million compared to $232 million in 2022.

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

Charge for Goodwill Impairment

During the fourth quarter of 2023, the Company completed its annual impairment testing and determined that the goodwill balance on its North America reporting unit was fully impaired.  The primary driver of this impairment was management’s update to its long-range plan, which indicated lower estimated future cash flows for its North American reporting unit (in the Americas segment) as compared to the projections used in the prior goodwill impairment test performed as of October 1, 2022.  The Company’s business in North America has experienced declining shipments to its alcoholic beverage customers, especially in the second half of 2023, and this trend is likely to continue for the foreseeable future.  As a result, in the fourth quarter of 2023, the Company has permanently closed a plant and two additional furnaces in the North America reporting unit to better balance its long-term manufacturing supply with lower demand.  The update to management’s long-range plan, combined with the impact of a higher weighted average cost of capital given higher interest rates and the narrow difference between the estimated fair value and carrying value of the North American reporting unit as of October 1, 2022, resulted in the business enterprise value (“BEV”) of the Company’s North American reporting unit declining to less than its carrying value.  As a result, the Company recorded a non-cash impairment charge of $445 million in the fourth quarter of 2023, which was equal to the remaining goodwill balance on its North America reporting unit.

See Note 7 to the Consolidated Financial Statements for further information.

Restructuring, Asset Impairment and Other Charges

During 2023, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $100 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas ($89 million) and Europe ($6 million) segments and Retained Corporate costs and other ($2 million). These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions, as no significant additional costs are expected to be incurred. These charges were recorded to Other income (expense), net on the Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out over the next several years. These charges also reflect approximately $3 million of other charges.

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

See Note 10 to the Consolidated Financial Statements for further information.

Pension Settlement and Curtailment Charges

In 2023, the Company recorded pension curtailment and settlement charges of approximately $19 million in the United States and Mexico. In 2022, the Company settled a portion of its pension obligations and recorded approximately $20 million of pension settlement charges, in the United States, Canada and Mexico.

Gain on Sale of Divested Businesses and Miscellaneous Assets

For the year ended December 31, 2023, the Company recorded a pretax gain of approximately $4 million on the sale of the land and buildings of a previously closed plant in China.

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

See Note 21 to the Consolidated Financial Statements for further information.

Gain on Sale Leasebacks of Land and Building

For the year ended December 31, 2022, the Company recorded a pretax gain of approximately $334 million on the sale of land and buildings (and subsequent leaseback) at two of its plants in the Americas. Additional details of these transactions are described below.

In August 2022, the Company completed the sale of the land and building related to its Vernon, California (Los Angeles) plant to 2900 Fruitland Avenue Investors LLC and 2901 Fruitland Avenue Investors LLC.  The Company recorded a pretax gain of approximately $153 million (approximately $153 million after tax) on the sale, which is reflected in Other income (expense), net on the Consolidated Results of Operations in 2022.

In May 2022, the Company completed the sale of the land and building related to its Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd.  The Company recorded a pretax gain of approximately $181 million (approximately $158 million after tax) on the sale, which is reflected in Other income (expense), net on the Consolidated Results of Operations in 2022.

See Note 21 to the Consolidated Financial Statements for further information.

Capital Resources and Liquidity

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Original Agreement”), which refinanced in full the previous credit agreement. The Original Agreement provided for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allowed for a one-time borrowing of up to $600 million, the proceeds of which were used, in addition to other consideration paid by the Company and/or its subsidiaries, to fund the Paddock Trust. On July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust (see Note 15 for more information).

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

At December 31, 2023, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.39 billion outstanding balance at December 31, 2023, net of debt issuance costs). At December 31, 2023, the Company had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at December 31, 2023 was 6.71%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2023, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

On May 26, 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described below. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At December 31, 2023, approximately €58 million and $17 million aggregate principal amounts of the 3.125% Senior Notes due 2024 and 5.375% Senior Notes due 2025, respectively, remained outstanding.

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

Material Cash Requirements

The Company’s material cash requirements include the following:

●	Cash payments for debt repayments totaling $4,840 million (including finance leases) and ranging from $100 million to $1,831 million on an annual basis over the next five years (see Note 14 to the Consolidated Financial Statements). Assuming interest rates and scheduled maturities as of December 31, 2023, interest payments to service outstanding debt total approximately $980 million over the next five years;
●	Capital expenditures of approximately $550 million to $600 million in 2024, for property, plant and equipment as described below;

●	Cash contributions to its pension plans totaling between $40 million and $75 million over the next two years, and cash contributions for other post-retirement benefits totaling $43 million through 2033 (see Note 11 to the Consolidated Financial Statements);
●	Cash payments for operating leases totaling $280 million (including imputed interest) and ranging from $25 million to $57 million on an annual basis over the next five years (see Note 12 to the Consolidated Financial Statements);
●	Cash payments toward restructuring activities (described below and see Note 10 to the Consolidated Financial Statements); and
●	Cash payments for purchases obligations that consist primarily of contracted amounts for energy totaling approximately $1,463 million and ranging from $150 million to $551 million on an annual basis over the next five years. In cases where variable prices are involved, current market prices have been used to estimate these future purchases. The above amount does not include ordinary course of business purchase orders because the majority of such purchase orders may be canceled. The Company does not believe such purchase orders will adversely affect its liquidity position.

Cash Flows

Operating activities: Cash provided by operating activities was $818 million for 2023, compared to $154 million of cash provided by operating activities for 2022. The increase in cash provided by operating activities in 2023 was primarily due to the non-recurrence of the $621 million cash outflow that the Company paid in 2022 to fund the Paddock Trust and related expenses and the non-recurrence of the gains from the sale of divested business and sale leaseback in 2022, partially offset by a higher use of cash from working capital and lower net earnings in 2023 compared to 2022. See Note 15 to the Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $148 million in 2023, compared to a source of cash of $95 million in 2022. The use of cash from working capital was higher in 2023 primarily due to higher inventories compared to 2022. The Company’s use of its accounts receivable factoring programs resulted in an increase in cash provided by operating activities of approximately $7 million and $54 million for 2023 and 2022, respectively. See Note 20 to the Consolidated Financial Statements for additional information. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of December 31, 2023 were comparable to December 31, 2022.

Cash payments for restructuring activities increased to $26 million in 2023 from $20 million in 2022 due to higher payments associated with the closure of a plant in the Americas. For 2023, other cash flows from operating activities decreased to a use of cash of approximately $40 million compared to a use of cash of approximately $136 million in the prior year, primarily due to higher dividends received from equity affiliates and the non-recurrence of a $38 million tax audit settlement paid in Mexico in 2022. In 2024, the Company expects to settle and pay a one-time tax settlement of approximately $30 million in a jurisdiction.

Investing activities: Cash utilized in investing activities was $683 million for 2023, compared to $97 million of cash utilized in investing activities for 2022. Capital spending for property, plant and equipment was $688 million in 2023, compared to $539 million in 2022. The Company estimates that its full year 2024 capital expenditures will be approximately $550 million to $600 million.

The Company received approximately $11 million of net cash proceeds for the sale of miscellaneous businesses and other assets in 2023 compared to $98 million received in 2022, which primarily related to its Cristar glass tableware business in Colombia. Net cash proceeds from sale leasebacks approximated $368 million in 2022, which included proceeds on the sales of the land and buildings of the Company’s plants in

Brampton, Ontario, Canada and Vernon, California. The Company contributed $10 million to its joint ventures in 2023 compared to $12 million contributed in the same period in 2022. The Company received $4 million and paid $24 million related to hedge activity in 2023 and 2022, respectively.

As a result of the funding of the Paddock Trust and the cancellation of the pledge of equity interests in reorganized Paddock, on July 20, 2022, the Company regained exclusive control over reorganized Paddock’s activities.  Therefore, at that date in the third quarter of 2022, reorganized Paddock was reconsolidated, and its remaining assets, including $12 million of cash and cash equivalents were recognized in the Company’s Consolidated Statement of Cash Flows.

Financing activities: Cash utilized in financing activities was $27 million for 2023 compared to $6 million of cash provided by financing activities in 2022.  Financing activities in 2023 included additions to long-term debt of $1,332 million, which included the issuance of €600 million of 6.250% senior notes due 2028 and $690 million of 7.250% senior notes due 2031.  Financing activities in 2023 also included the repayment of long-term debt of $1,298 million, which included the redemption of $250 million of the Company’s outstanding 5.875% Senior Notes due 2023, €666.7 million of the Company’s outstanding 3.125% Senior Notes due 2024, and $282.8 million of the Company’s outstanding 5.375% Senior Notes due 2025.  Financing activities in 2022 included additions to long-term debt of $2,852 million, which included the refinancing of the Company’s bank credit agreement.  Financing activities in 2022 also included the repayment of long-term debt of $2,897 million, which included the refinancing of the Company’s bank credit agreement, the redemption of $450 million aggregate principal amount of the Company’s outstanding 5.875% senior notes due 2023 and the repayment of $88.2 million aggregate principal amount of the Company’s outstanding 6.625% Senior Notes due 2027.  As a result of financing activities, the Company paid finance fees and premiums of $22 million and $29 million for 2023 and 2022, respectively.  Borrowings under short-term loans were $47 million and $16 million in 2023 and 2022, respectively.

Also, the Company paid approximately $40 million and received approximately $133 million related to hedging activity in 2023 and 2022, respectively. Distributions to noncontrolling interests decreased from $27 million in 2022 to $6 million in 2023 due to the non-recurrence of the distribution on the gain on the sale of the Cristar glass tableware business in Colombia in 2022.

In February 2021, the Company’s Board of Directors authorized a $150 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers, and employees.  In each of 2023 and 2022, the Company repurchased $40 million of shares of the Company’s common stock under this program.  The Company intends to repurchase at least $30 million of shares of the Company’s common stock in 2024.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (the next 12 months) and long-term basis (beyond the next 12 months). However, as the Company cannot predict the conflict between Russia and Ukraine and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated but could be material. In addition, cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. At December 31, 2023 and December 31, 2022, the Company had approximately $810 million and $606 million, respectively, in cash and cash equivalents in certain of its foreign subsidiaries. The Company accrues withholding taxes for planned remittances in accordance with assertions under ASC 740 in regards to unremitted earnings. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements.

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

Impairment of Long-Lived Assets

Property, Plant and Equipment (PP&E) - The Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a segment or a component of a segment. If an impairment indicator exists, the Company first evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. Historically, most of the Company’s PP&E impairments have been due to restructuring activities that result in the closure of plant sites or disposal of furnaces or other PP&E.  All PP&E impairments recorded during 2023, 2022 and 2021 were due to restructuring activities. In these cases, the asset group’s carrying values are reduced to their fair values, which is their expected sale values of the real property less costs to sell.

Impairment testing on asset groups that are held for use requires estimation of projected future cash flows generated by the asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include, among other things: industry and market conditions, sales volume and prices, production costs and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. During 2023, 2022 and 2021, no impairment indicators were identified, and no impairment testing has been required related to PP&E asset groups that are held for use.

Goodwill – Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise).  When performing a quantitative test for goodwill impairment, the Company compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV is recorded as an impairment loss.  The calculations of the BEV are based on internal and external inputs, such as projected future cash flows of the reporting units, discount rates and terminal business value, among other assumptions. The valuation approach utilized by management represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of unobservable inputs. The Company’s projected future cash flows incorporate management’s best estimates of the expected future results including, but not limited to, price trends, customer demand, material costs, asset replacement costs and any other known factors.

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

During the fourth quarter of 2023, the Company completed its annual impairment testing and determined that the goodwill balance on its North America reporting unit was fully impaired. The primary driver of this impairment was management’s update to its long-range plan, which indicated lower estimated future cash flows for its North America reporting unit (in the Americas segment) as compared to the projections used in the prior goodwill impairment test performed as of October 1, 2022. The Company’s business in North America has experienced declining shipments to its alcoholic beverage customers, especially in the second half of 2023, and this trend is likely to continue for the foreseeable future. As a result, in the fourth quarter of 2023, the Company permanently closed a plant and two additional furnaces in the North America reporting unit to better balance its long-term manufacturing supply with lower demand. The update to management’s long-range plan, combined with the impact of a higher weighted average cost of capital given higher interest rates and the narrow difference between the estimated fair value and carrying value of the North America reporting unit as of October 1, 2022, resulted in the BEV of the Company’s North American reporting unit declining to less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $445 million in the fourth quarter of 2023, which was equal to the remaining goodwill balance on its North America reporting unit.

Goodwill at December 31, 2023 totaled approximately $1.47 billion, representing approximately 15% of total assets. As of December 31, 2023, the Company has three reporting units and includes $848 million of recorded goodwill to the Company’s Europe reporting unit, $625 million of recorded goodwill to the Company’s Latin America reporting unit and $0 of recorded goodwill to the Company’s North America reporting unit (subsequent to the 2023 impairment). There can be no assurance that anticipated financial results will be achieved, and the goodwill balances remain susceptible to future impairment charges. Future changes in the Company’s cost of capital or expected cash flows may cause the Company’s goodwill to become impaired, resulting in a non-cash charge against the Company’s results of operations. The BEVs of the Company’s Europe and Latin America reporting units substantially exceeded their carrying values as of October 1, 2023. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2023, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2024 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write-down of goodwill is necessary, then the Company will record a charge at that time. In the event the Company would be required to record a significant write-down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Pension Benefit Plans

Estimates - The determination of pension obligations and the related pension expense or credits to operations involves certain estimations. The most critical estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2023, the weighted average discount rate was 5.18% and 5.12% for U.S. and non-U.S. plans, respectively. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. In developing this assumption, the Company also considers the Plans’ asset mix and evaluates input from its third-party pension plan asset consultants, including their review of asset class return expectations. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. For purposes of determining pension charges and credits in 2023, the Company’s estimated weighted average expected long-term rate of return on plan assets is 5.75% for U.S. plans and 4.67% for non-U.S. plans compared to 5.75% for U.S. plans and 4.21% for non-U.S. plans in 2022. The Company recorded pension expense from continuing operations (exclusive of settlement and curtailment charges) of $30 million, $34 million, and $32 million in 2023, 2022, and 2021, respectively. Depending on currency translation rates, the Company expects to record approximately $33 million of total pension expense for the full year of 2024. The 2024 pension expense will reflect a 5.75% and 5.14% expected long-term rate of return for the U.S. assets and non-U.S. assets, respectively.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $4 million and $8 million, respectively, in the pretax pension expense for the full year of 2023.

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

In certain tax jurisdictions, the Company’s analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence, which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative, and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

Based on the evidence available, including a lack of sustainable earnings, the Company in its judgment previously recorded a valuation allowance against substantially all of its net deferred tax assets in the United States. If a change in judgment regarding this valuation allowance were to occur in the future, the Company would record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period. The utilization of tax attributes to offset taxable income reduces the amount of deferred tax assets subject to a valuation allowance. In addition, based on available evidence and the weighting of factors discussed above, the Company has valuation allowances on certain deferred tax assets in certain international tax jurisdictions.

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

Foreign Currency Exchange Rate Risk

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results have foreign currency exchange risk as a result of translation exposure. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. The Company has hedged a portion of the net investment in international subsidiaries against fluctuations in the Euro through derivative financial instruments. The net fair value of these instruments was a net liability of approximately $52 million and $25 million at December 31, 2023 and 2022, respectively.

In addition, because the Company’s subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary. This strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. However, the Company has certain variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk.  At December 31, 2023 and 2022, the net fair value of such swap contracts was a net liability of approximately $107 million and $55 million, respectively.

As of December 31, 2023, the potential change in fair value for such financial instruments from a change of 10% in the quoted foreign exchange rates would be approximately $152 million.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Agreement (see Note 14 to the Consolidated Financial Statements for further information). The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt and, from time-to-time, may enter into interest rate swap agreements.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from (or payment of variable amounts to) a counterparty in exchange for the Company making (or receiving) fixed-rate payments. In 2022, the Company used interest rate swap agreements to effectively convert fixed-rate debt to variable-rate debt. At December 31, 2022, the net fair value of such swap contracts was a  liability of approximately $44 million.  As of December 31, 2023, based on the outstanding balances on the Company’s variable-rate debt (including the effect of the swap contracts), a one percentage point change in interest rates would change the Company’s annual net interest expense by $14 million.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations, including interest rate swap agreements, at December 31, 2023. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair Value at
(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Total	12/31/2023
Long-term debt at variable rate:
Principal by expected maturity	$63	$80	$80	$1,202	$8	$3	$1,436	$1,440
Avg. principal outstanding	$1,404	$1,333	$1,253	$612	$7	$3
Avg. interest rate	6.36%	6.43%	6.46%	6.46%	5.51%	5.51%
Long-term debt at fixed rate:
Principal by expected maturity	$79	$887	$21	$629	$675	$1,113	$3,404	$3,458
Avg. principal outstanding	$3,366	$2,883	$2,429	$2,104	$1,452	$1,113
Avg. interest rate	5.29%	5.92%	6.49%	5.74%	5.40%	6.06%

The Company believes the near-term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2023.

Commodity Price Risk

The Company enters into commodity forward contracts and collars related to forecasted natural gas requirements, objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. At December 31, 2023 and 2022, the net fair value of such contracts was a net liability of approximately $14 million and $6 million, respectively.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade disputes, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (2) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (3) competitive pressures, consumer preferences for alternative forms of packaging or consolidation among competitors and customers, (4) changes in consumer preferences or customer inventory management practices, (5) the continuing consolidation of the Company’s customer base, (6) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it within the timeframe expected, (7) unanticipated supply chain and operational disruptions, including higher capital spending, (8) seasonability of customer demand, (9) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (10) labor shortages, labor cost increases or strikes, (11) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (12) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (13) any increases in the underfunded status of the Company’s pension plans, (14) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the Company or its third-party service providers, (15) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (16) risks associated with operating in foreign countries, (17) foreign currency fluctuations relative to the U.S. dollar, (18) changes in tax laws or U.S. trade policies, (19) the Company’s ability to comply with various environmental legal requirements, (20) risks related to recycling and recycled content laws and regulations, (21) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders and the other risk factors discussed in this Annual Report on Form 10-K.

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

Additionally, certain forward-looking and other statements in this Annual Report on Form 10-K or other locations, such as the Company’s corporate website, regarding ESG matters are informed by various ESG standards and frameworks (which may include standards for the measurement of underlying data) and the interests of various stakeholders. Accordingly, such information may not be, and should not be interpreted as necessarily being “material” under the federal securities laws for SEC reporting purposes, even if the Company uses the word “material” or “materiality” in such discussions. ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and the Company’s approach to and discussion of these matters may continue to evolve as well. For example, the Company’s disclosures may change due to revisions in framework requirements, availability of information, changes in its business or applicable governmental policies, or other factors, some of which may be beyond its control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O-I Glass, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of results of operations, comprehensive income, share owners’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2024 expressed an unqualified opinion thereon.

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

Valuation of Goodwill – North America Reporting Unit
Description of the Matter

As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if impairment indicators arise, by comparing the business enterprise value (“BEV”) of each reporting unit with its carrying value.  The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer.  As a result of the Company’s goodwill impairment test, the Company recorded a non-cash impairment charge of $445 million in the North America reporting unit in the fourth quarter of 2023.

Auditing management’s goodwill impairment test was complex and judgmental due to the significant estimation required to determine the BEV of the North America reporting unit. In particular, the BEV of the North America reporting unit was sensitive to certain assumptions such as revenue growth, EBITDA margin and the weighted average cost of capital. These assumptions are subjective and can be affected by economic and market conditions

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the goodwill impairment review process. For example, we tested controls that address the risk of material misstatement related to the valuation of the North America reporting unit, including management’s review of the assumptions described above and the completeness and accuracy of the data used to develop such estimates.

To test the estimated BEV of the Company’s North America reporting unit, we performed audit procedures that included, among others, assessing the appropriateness of the valuation model used, evaluating the assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the assumptions. We compared the estimated future cash flows to historical results and industry and economic trends and assessed the historical accuracy of management’s estimates. We involved our valuation specialists to assist with our evaluation of the Company’s valuation model, valuation methodology and the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1987.

Toledo, Ohio
February 14, 2024

O-I Glass, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2023	2022	2021
Net sales	$7,105	$6,856	$6,357
Cost of goods sold	(5,609)	(5,643)	(5,266)
Gross profit	1,496	1,213	1,091
Selling and administrative expense	(540)	(496)	(433)
Research, development and engineering expense	(92)	(79)	(82)
Interest expense, net	(342)	(239)	(216)
Equity earnings	127	107	90
Other income (expense), net (incl. goodwill impairment)	(582)	299	(118)
Earnings from continuing operations before income taxes	67	805	332
Provision for income taxes	(152)	(178)	(167)
Earnings (loss) from continuing operations	(85)	627	165
Gain from discontinued operations			7
Net earnings (loss)	(85)	627	172
Net earnings attributable to noncontrolling interests	(18)	(43)	(23)
Net earnings (loss) attributable to the Company	$(103)	$584	$149
Amounts attributable to the Company:
Earnings (loss) from continuing operations	$(103)	$584	$142
Gain from discontinued operations	—	—	7
Net earnings (loss)	$(103)	$584	$149
Basic earnings per share:
Earnings (loss) from continuing operations	$(0.67)	$3.76	$0.90
Gain from discontinued operations			0.05
Net earnings (loss)	$(0.67)	$3.76	$0.95
Diluted earnings per share:
Earnings (loss) from continuing operations	$(0.67)	$3.67	$0.88
Gain from discontinued operations			0.05
Net earnings (loss)	$(0.67)	$3.67	$0.93

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2023	2022	2021
Net earnings (loss)	$(85)	$627	$172
Other comprehensive income (loss):
Foreign currency translation adjustments	343	(2)	(66)
Pension and other postretirement benefit adjustments, net of tax	(3)	76	322
Change in fair value of derivative instruments, net of tax	(47)	25	39
Other comprehensive income	293	99	295
Total comprehensive income	208	726	467
Comprehensive income attributable to noncontrolling interests	(30)	(31)	(18)
Comprehensive income attributable to the Company	$178	$695	$449

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$913	$773
Trade receivables, net of allowances of $30 million and $28 million at December 31, 2023 and 2022, respectively	671	760
Inventories	1,071	848
Prepaid expenses and other current assets	229	222
Total current assets	2,884	2,603
Other assets:
Equity investments	743	695
Pension assets	66	60
Other assets	694	666
Intangibles, net	254	262
Goodwill	1,473	1,813
Total other assets	3,230	3,496

Property, plant and equipment:
Land, at cost	234	217
Buildings and equipment, at cost:
Buildings and building equipment	1,194	1,102
Factory machinery and equipment	5,769	5,157
Transportation, office and miscellaneous equipment	74	71
Construction in progress	817	556
	8,088	7,103
Less accumulated depreciation	4,533	4,141
Net property, plant and equipment	3,555	2,962
Total assets	$9,669	$9,061

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except share and per share amounts

December 31,	2023	2022
Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable	$1,437	$1,355
Salaries and wages	169	181
U.S. and foreign income taxes	90	77
Other accrued liabilities	402	399
Short-term loans	106	45
Long-term debt due within one year	142	300
Total current liabilities	2,346	2,357
Long-term debt	4,698	4,371
Deferred taxes	86	84
Pension benefits	248	225
Nonpension postretirement benefits	67	63
Other liabilities	480	433
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 185,009,211 and 185,567,871 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,086	3,079
Treasury stock, at cost, 30,754,898 and 30,879,776 shares, respectively	(681)	(688)
Retained earnings	782	885
Accumulated other comprehensive loss	(1,580)	(1,861)
Total share owners’ equity of the Company	1,609	1,417
Noncontrolling interests	135	111
Total share owners’ equity	1,744	1,528
Total liabilities and share owners’ equity	$9,669	$9,061

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED SHARE OWNERS’ EQUITY

Dollars in millions

	Share Owners’ Equity of the Company

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Share Owners' Equity
Balance on January 1, 2021	$2	3,129	(714)	152	(2,272)	104	401
Issuance of common stock (0.05 million shares)		1					1
Reissuance of common stock (0.7 million shares)		(6)	15				9
Shares repurchased (2.3 million shares)		(40)					(40)
Stock compensation (0.6 million shares)		8					8
Net earnings				149		23	172
Other comprehensive income (loss)					300	(5)	295
Distributions to noncontrolling interests						(16)	(16)
Other		(2)	(2)			1	(3)
Balance on December 31, 2021	2	3,090	(701)	301	(1,972)	107	827
Issuance of common stock (0.08 million shares)		2					2
Reissuance of common stock (0.7 million shares)		(6)	16				10
Shares repurchased (3.0 million shares)		(40)					(40)
Stock compensation (0.5 million shares)		33					33
Net earnings				584		43	627
Other comprehensive income (loss)					111	(12)	99
Distributions to noncontrolling interests						(27)	(27)
Other			(3)				(3)
Balance on December 31, 2022	2	3,079	(688)	885	(1,861)	111	1,528
Issuance of common stock (0.4 million shares)		5					5
Reissuance of common stock (0.6 million shares)		(1)	13				12
Shares repurchased (2.0 million shares)		(40)					(40)
Stock compensation (0.7 million shares)		43					43
Net earnings (loss)				(103)		18	(85)
Other comprehensive income					281	12	293
Distributions to noncontrolling interests						(6)	(6)
Other			(6)				(6)
Balance on December 31, 2023	$2	$3,086	$(681)	$782	$(1,580)	$135	$1,744

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2023	2022	2021
Operating activities:
Net earnings (loss)	$(85)	$627	$172
Gain from discontinued operations			(7)
Non-cash charges (credits):
Depreciation	385	352	356
Amortization of intangibles and other deferred items	98	102	93
Amortization of finance fees and debt discount	11	11	14
Deferred tax provision	25	22	5
Pension expense	30	34	32
Stock-based compensation expense	43	33	8
Restructuring, asset impairment and related charges	97	50	28
Pension settlement and curtailment charges	19	20	74
Charge related to Paddock support agreement liability			154
Brazil indirect tax credit			(71)
Goodwill impairment	445
Gain on sale of divested businesses and miscellaneous assets	(4)	(55)	(84)
Gain on sale leasebacks		(334)
Pension contributions	(32)	(26)	(84)
Cash paid for restructuring activities	(26)	(20)	(30)
Paddock Trust settlement payment and related expenses		(621)
Change in components of working capital (See Note 20)	(148)	95	(13)
Other, net	(40)	(136)	33
Cash provided by continuing operating activities	818	154	680
Cash provided by discontinued operating activities			7
Total cash provided by operating activities	818	154	687
Investing activities:
Cash payments for property, plant and equipment	(688)	(539)	(398)
Contributions and advances to joint ventures	(10)	(12)
Cash proceeds on disposal of other businesses and misc. assets	11	98	122
Cash proceeds on sale leasebacks		368
Cash proceeds on sale of ANZ businesses, net of transaction costs			58
Reconsolidation of reorganized Paddock		12
Net cash proceeds (payments) for hedging activity	4	(24)	(2)
Cash utilized in investing activities	(683)	(97)	(220)
Financing activities:
Additions to long-term debt	1,332	2,852	1,021
Repayments of long-term debt	(1,298)	(2,897)	(1,188)
Increase (decrease) in short-term loans	47	16	(17)
Payment of finance fees	(22)	(29)	(16)
Net cash proceeds (payments) for hedging activity	(40)	133	(15)
Distributions paid to noncontrolling interests	(6)	(27)	(16)
Shares repurchased	(40)	(40)	(40)
Issuance of common stock and other		(2)	(2)
Cash provided by (utilized in) financing activities	(27)	6	(273)
Effect of exchange rate fluctuations on cash	32	(15)	(29)
Increase in cash including cash classified within current assets held for sale	140	48	165
Less: decrease in cash classified within current assets held for sale			(3)
Cash and cash equivalents at beginning of period	773	725	563
Cash and cash equivalents at end of period	$913	$773	$725

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

Accounts Receivable Receivables are stated at amounts estimated by management to be the net realizable value. The Company writes-off accounts receivable when it becomes apparent based upon age or customer circumstances that amounts will not be collected.

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

Inventory Valuation Inventories are valued at the lower of cost, primarily determined on a first-in first-out basis, or net realizable value.

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

Derivative Instruments   The Company uses derivative instruments to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that qualify for hedge accounting, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings immediately with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of Accumulated other comprehensive loss and is subsequently recognized in earnings when the hedged exposure affects earnings. If there is an ineffective portion of the change in fair value of the derivative, it is recognized directly in earnings. For a derivative instrument designated as a hedge of a net investment in a foreign operation, the effective portion of the derivative's gain or loss is reported in Accumulated other comprehensive loss as part of the cumulative translation adjustment, and amounts are reclassified out of accumulated other comprehensive loss into earnings when the hedged net investment is either sold or substantially liquidated. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. In the consolidated statement of cash flows, the settlement of derivative instruments designated as hedges is typically recorded in the category that is consistent with the nature of the underlying item being hedged. See Note 9 to the Consolidated Financial Statements for additional information about hedges and derivative financial instruments.

Fair Value Measurements Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Generally accepted accounting principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company is evaluating the impact of this ASU.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires a public entity to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. This ASU is effective for the Company for annual periods beginning after December 15, 2024. The Company is evaluating the impact of this ASU.

2. Segment Information

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

Financial information regarding the Company’s reportable segments is as follows:

	2023	2022	2021
Net sales:
Americas	$3,865	$3,835	$3,557
Europe	3,117	2,878	2,687
Reportable segment totals	6,982	6,713	6,244
Other	123	143	113
Net sales	$7,105	$6,856	$6,357

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	2023	2022	2021
Earnings from continuing operations before income taxes	$67	$805	$332
Items excluded from segment operating profit:
Retained corporate costs and other	224	232	171
Charge for goodwill impairment	445
Restructuring, asset impairment and other charges	100	53	35
Pension settlement and curtailment charges	19	20	74
Gain on sale of divested businesses and miscellaneous assets	(4)	(55)	(84)
Gain on sale leasebacks		(334)
Charge related to Paddock support agreement liability			154
Brazil indirect tax credit			(71)
Interest expense, net	342	239	216
Segment operating profit	$1,193	$960	$827

Americas	$511	$472	$456
Europe	682	488	371
Reportable segment totals	$1,193	$960	$827

			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Total assets:
2023	$5,218	$3,949	$9,167	$502	$9,669
2022	5,109	3,392	8,501	560	9,061
2021	4,853	3,513	8,366	466	8,832
Equity investments:
2023	$490	$193	$683	$60	$743
2022	488	146	634	61	695
2021	458	121	579	64	643
Equity earnings:
2023	$59	$65	$124	$3	$127
2022	64	43	107	—	107
2021	58	28	86	4	90
Capital expenditures:
2023	$459	$221	$680	$8	$688
2022	339	192	531	8	539
2021	211	180	391	7	398
Depreciation and amortization expense:
2023	$296	$166	$462	$21	$483
2022	278	152	430	24	454
2021	269	154	423	26	449

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	U.S.	Non-U.S.	Total
2023	$845	$2,930	$3,775
2022	766	2,421	3,187
2021	740	2,193	2,933

The Company’s net sales by geographic region are as follows:

	U.S.	Non-U.S.	Total
2023	$1,828	$5,277	$7,105
2022	1,941	4,915	6,856
2021	1,806	4,551	6,357

Operations outside the U.S. that accounted for 10% or more of consolidated net sales from continuing operations were in France (2023-11%, 2022-11%, 2021-12%), Italy (2023-13%, 2022-12%, 2021-12%), and Mexico (2023-14%, 2022 -13%, 2021- 12%).

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

For the years ended December 31, 2023 and 2022, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet. For the years ended December 31, 2023, 2022 and 2021, revenue recognized from prior periods (for example, due to changes in transaction price) was not material. The Company recognized revenue of approximately $42 million and $31 million from sales to affiliates in 2023 and 2022, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table for the year ended December 31, 2023 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,268	$2,320	$4,588
Food and other	865	508	1,373
Non-alcoholic beverages	732	289	1,021
Reportable segment totals	$3,865	$3,117	$6,982
Other			123
Net sales			$7,105

The following table for the year ended December 31, 2022 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,367	$2,169	$4,536
Food and other	832	467	1,299
Non-alcoholic beverages	636	242	878
Reportable segment totals	$3,835	$2,878	$6,713
Other			143
Net sales			$6,856

The following table for the year ended December 31, 2021 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,165	$1,976	$4,141
Food and other	830	487	1,317
Non-alcoholic beverages	562	224	786
Reportable segment totals	$3,557	$2,687	$6,244
Other			113
Net sales			$6,357

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

At December 31, 2023 and 2022, the Company reported $671 million and $760 million of accounts receivable, respectively, net of allowances of $30 million and $28 million, respectively. Changes in the allowance were not material for the years ended December 31, 2023 or 2022.

5. Inventories

Major classes of inventory are as follows:

	2023	2022
Finished goods	$868	$667
Raw materials	151	137
Operating supplies	52	44
	$1,071	$848

6. Equity Investments

At December 31, 2023, the Company’s ownership percentage in affiliates includes:

	O-I Ownership
Affiliates	Percentage	Business Type
Empresas Comegua S.A.	49.7%	Glass container manufacturer
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Summarized information pertaining to the Company’s equity affiliates follows:

	2023	2022	2021
Equity in earnings:
Non-U.S.	$121	$101	$83
U.S.	6	6	7
Total	$127	$107	$90
Dividends received	$116	$71	$103

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2023	2022
At end of year:
Current assets	$695	$641
Non-current assets	1,458	1,369
Total assets	2,153	2,010
Current liabilities	496	426
Other liabilities and deferred items	221	207
Total liabilities and deferred items	717	633
Net assets	$1,436	$1,377

For the year:	2023	2022	2021
Net sales	$1,274	$1,328	$1,185
Gross profit	$351	$348	$305
Net earnings	$236	$232	$169

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2023, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X. As such, separate financial statements for the Company’s equity investments are not required to be filed with the Securities and Exchange Commission.

The Company made purchases of approximately $126 million and $137 million from equity affiliates in 2023 and 2022, respectively, and owed approximately $81 million and $65 million to equity affiliates as of December 31, 2023 and 2022, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Europe	Americas	Total
Balance as of January 1, 2021	$933	$1,018	$1,951
Divestiture related adjustments		(3)	(3)
Reclassified as held for sale		(18)	(18)
Translation effects	(67)	(23)	(90)
Balance as of December 31, 2021	866	974	1,840
Translation effects	(48)	21	(27)
Balance as of December 31, 2022	818	995	1,813
Impairment		(445)	(445)
Translation effects	30	75	105
Balance as of December 31, 2023	$848	$625	$1,473

Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) by comparing the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV will be recorded as an impairment loss. The calculations of the BEV of the Company’s reporting units were determined based on valuation techniques using the best available information of significant unobservable inputs, primarily revenue growth, earnings before interest, taxes, depreciation and amortization (EBITDA) margin, and the weighted average cost of capital, and are classified as Level 3 in the fair value hierarchy.

During the fourth quarter of 2023, the Company completed its annual impairment testing and determined that the goodwill balance on its North America reporting unit was fully impaired. The primary driver of this impairment was management’s update to its long-range plan, which indicated lower estimated future cash flows for its North America reporting unit (in the Americas segment) as compared to the projections used in the prior goodwill impairment test performed as of October 1, 2022. The Company’s business in North America has experienced declining shipments to its alcoholic beverage customers, especially in the second half of 2023, and this trend is likely to continue for the foreseeable future. As a result, in the fourth quarter of 2023, the Company permanently closed a plant and two additional furnaces in the North America reporting unit to better balance its long-term manufacturing supply with lower demand. The update to management’s long-range plan, combined with the impact of a higher weighted average cost of capital given higher interest rates and the narrow difference between the estimated fair value and carrying value of the North America reporting unit as of October 1, 2022, resulted in the BEV of the Company’s North America reporting unit declining to less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $445 million in the fourth quarter of 2023, which was equal to the remaining goodwill balance on its North America reporting unit.

The BEVs of the Company’s Europe and Latin America reporting units substantially exceeded their carrying values as of October 1, 2023. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the fourth quarter of 2023 may have indicated an impairment of the goodwill related to the Europe and Latin America reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

During the time subsequent to the annual evaluation, and at December 31, 2023, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of its Europe and Latin America reporting units may have been impaired and has determined that no such events have occurred.

Goodwill for the Americas segment is net of accumulated impairment losses of $1,040 million and $595 million as of December 31, 2023 and 2022, respectively.

Intangible Assets

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $254 million and $262 million, which included accumulated amortization of $316 million and $284 million, for the years ended December 31, 2023 and 2022, respectively. Amortization expense for intangible assets was $32 million, $33 million and $34 million for the years ended December 31, 2023, 2022, and 2021, respectively. Estimated amortization related to intangible assets through 2028 is as follows: 2024, $30 million; 2025, $28 million; 2026, $27 million; 2027, $25 million and 2028, $23 million. No impairment existed on these assets at December 31, 2023.

The Company has determined that the fair value measurements related to the customer list intangible assets are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

8. Other Assets

Other assets (noncurrent) consist of the following at December 31, 2023 and 2022:

	2023	2022
Right of use lease assets	$220	$225
Repair parts	154	120
Deferred tax assets	107	117
Deferred returnable packaging costs	103	90
Capitalized software	42	44
Value added taxes	17	15
Other	51	55
	$694	$666

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $9 million, $10 million and $11 million for 2023, 2022 and 2021, respectively. Estimated amortization related to capitalized software through 2028 is as follows: 2024, $8 million; 2025, $7 million; 2026, $6 million; 2027, $6 million and 2028, $5 million.

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

An unrecognized loss of $0 and $1 million at December 31, 2023 and December 31, 2022, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

An unrecognized gain of $0 and $1 million at December 31, 2023 and December 31, 2022, respectively, related to these cross-currency swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

The Company terminated a portion of its cross-currency swaps, which resulted in a $7 million outflow for 2022 and a $15 million outflow for 2021, as disclosed in the financing activities section of the Consolidated Cash Flows.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Approximately $2 million and $16 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at December 31, 2023 and December 31, 2022, respectively.

The Company terminated a portion of its cross-currency swaps, which resulted in a $107 million inflow for 2022, as disclosed in the financing activities section of the Consolidated Cash Flows.

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

In 2023, the Company terminated interest rate swaps with a notional amount of €725 million as a result of debt refinancing activity. This resulted in a cash outflow of approximately $40 million in the financing activities section of the Consolidated Cash Flows.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross-currency swaps to partially hedge this exposure.

In 2022, the Company terminated a portion of its cross-currency swaps designated as net investment hedges, which resulted in a $33 million inflow recognized in the financing activities section of the Consolidated Cash Flows.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at December 31, 2023 and 2022:

	Fair Value of
	Hedge Assets		Hedge Liabilities
	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$3	$14	$9
Interest rate swaps - fair value hedges (b)				44
Fair value hedges of foreign exchange risk (c)	4	7	111	62
Net investment hedges (d)	4	3	56	28
Total derivatives accounted for as hedges	$8	$13	$181	$143
Derivatives not designated as hedges:
Foreign exchange derivative contracts (e)	5	5	9	2
Total derivatives	$13	$18	$190	$145

Current	$13	$15	$17	$32
Noncurrent		3	173	113
Total derivatives	$13	$18	$190	$145

(a)	The notional amount of the commodity forward contracts and collars was approximately 38 million British Thermal Units (“BTUs”) and 46 million BTUs at December 31, 2023 and December 31, 2022, respectively. The maximum maturity dates are in 2027 at December 31, 2023 and December 31, 2022.
(b)	The notional amounts of the interest rate swaps designated as fair value hedges were €0 million and €725 million at December 31, 2023 and December 31, 2022, respectively.
(c)	The notional amounts of the fair value hedges of foreign exchange risk were $833 million and $844 million at December 31, 2023 and December 31, 2022, respectively. The maximum maturity dates were in 2030 at December 31, 2023 and December 31, 2022.
(d)	The notional amounts of the net investment hedges were €483 million and €358 million at December 31, 2023 and December 31, 2022, respectively. The maximum maturity dates are in 2026 at December 31, 2023 and December 31, 2022.
(e)	The notional amounts of the foreign exchange derivative contracts were $407 million and $245 million at December 31, 2023 and December 31, 2022, respectively. The maximum maturity dates are in 2023 at December 31, 2023 and 2022 at December 31, 2022.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The effects of derivative instruments on the Company’s Consolidated Results of Operations and Comprehensive Income for OCI for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives designated as hedging instruments:	2023	2022	2021	2023	2022	2021
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(27)	$(1)	$	$(21)	$6	$
Cash flow hedges of foreign exchange risk (b)	(3)	14	75	(4)	15		77
Net Investment Hedges
Net Investment Hedges	(21)	30	40	5	6		3
	$(51)	$43	$115	$(20)	$27		$80

	Amount of Gain (Loss) Recognized in Other income (expense), net
Derivatives not designated as hedges:	2023	2022	2021
Foreign exchange derivative contracts	$(12)	$(20)	$4

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) other income (expense), net

10. Restructuring

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

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through December 31, 2023 and December 31, 2022, the remaining carrying value of the impaired assets was $0.

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately while minor initiatives are presented on a combined basis. As of December 31, 2023 and 2022, no major restructuring programs were in effect.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In 2023, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $97 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas ($89 million) and Europe ($6 million) segments and Retained Corporate costs and other ($2 million). These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These charges were recorded to Other income (expense), net on the Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out over the next several years.

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

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2022 through December 31, 2023:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2022	$20	$—	$11	$31
Charges	8	30	12	50
Write-down of assets to net realizable value		(30)		(30)
Net cash paid, principally severance and related benefits	(11)		(9)	(20)
Other, including foreign exchange translation			(4)	(4)
Balance at December 31, 2022	$17	$—	$10	$27
Charges	32	55	10	97
Write-down of assets to net realizable value		(55)		(55)
Net cash paid, principally severance and related benefits	(20)		(6)	(26)
Other, including foreign exchange translation	(2)		(2)	(4)
Balance at December 31, 2023	$27	$—	$12	$39

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

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Obligations at beginning of year	$860	$1,242	$669	$990
Change in benefit obligations:
Service cost	6	13	8	10
Interest cost	45	35	38	24
Actuarial (gain) loss	23	(320)	25	(221)
Settlements		(20)	(31)	(17)
Curtailments			13
Benefit payments	(70)	(90)	(41)	(42)
Other	2		1	3
Foreign currency translation			45	(78)
Net change in benefit obligations	6	(382)	58	(321)
Obligations at end of year	$866	$860	$727	$669

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Fair value at beginning of year	$812	$1,168	$547	$923
Change in fair value:
Actual gain (loss) on plan assets	94	(256)	27	(255)
Benefit payments	(70)	(90)	(41)	(42)
Employer contributions	1	10	31	16
Participant contributions
Settlements		(20)	(31)	(17)
Foreign currency translation			31	(79)
Other				1
Net change in fair value of assets	25	(356)	17	(376)
Fair value at end of year	$837	$812	$564	$547

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

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Plan assets at fair value	$837	$812	$564	$547
Projected benefit obligations	866	860	727	669
Plan assets less than projected benefit obligations	(29)	(48)	(163)	(122)
Items not yet recognized in pension expense:
Actuarial loss	357	381	320	289
Prior service cost			9	9
	357	381	329	298
Net amount recognized	$328	$333	$166	$176

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2023 and 2022 as follows:

	U.S.			Non-U.S.
	2023		2022	2023	2022
Pension assets	$		$—	$66	$60
Current pension liability, included with other accrued liabilities		(2)	(2)	(8)	(3)
Pension benefits		(27)	(46)	(221)	(179)
Accumulated other comprehensive loss		357	381	329	298
Net amount recognized		$328	$333	$166	$176

The following changes in plan assets and benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2023 and 2022 as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Current year actuarial (gain) loss	$(15)	$(3)	$38	$71
Amortization of actuarial loss	(9)	(40)	(9)	(9)
Settlement		(13)	(6)	(7)
Curtailment			(13)
Other				3
Foreign currency translation			21	(29)
	$(24)	$(56)	$31	$29

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2023	2022	2021	2023	2022	2021
Service cost	$6	$13	$13	$8	$10	$12
Interest cost	45	35	40	38	24	21
Expected asset return	(55)	(61)	(82)	(30)	(36)	(46)
Amortization:
Actuarial loss	9	40	61	9	9	13
Net expense	$5	$27	$32	$25	$7	$—

In 2023, 2022, and 2021 the Company settled a portion of its pension obligations in the U.S., Canada and Mexico, resulting in settlement charges of approximately $6 million, $20 million, and $74 million, respectively. In 2023, the Company also recorded a curtailment charge of $13 million primarily related to the reduction of workforce in Mexico. In 2022, settlement charges related to lump sum payments directly to plan participants. In 2021, a retiree annuity contract purchase transaction with an issuer in the U.S. amounted to approximately $239 million and gave rise to the majority of the settlement transaction, with lump-sum payments directly to plan participants comprising the remainder.

The components of pension expense, other than the service cost component, as well as pension curtailment and settlement charges are included in Other income (expense), net on the Consolidated Results of Operations.

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2023	2022	2023	2022	2023	2022	2023	2022
Projected benefit obligations	$866	$860	$282	$240	$866	$860	$282	$216
Accumulated benefit obligation	866	860	247	226	866	860	247	203
Fair value of plan assets	837	812	53	56	837	812	53	33

The accumulated benefit obligation for all defined benefit pension plans was $1,556 million and $1,513 million at December 31, 2023 and 2022, respectively.

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Discount rate	5.18%	5.48%	5.12%	5.52%
Rate of compensation increase	N/A	N/A	3.24%	3.28%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2023	2022	2021	2023	2022	2021
Discount rate	5.48%	2.86%	2.61%	5.52%	2.53%	1.92%
Rate of compensation increase	N/A	N/A	N/A	3.28%	3.18%	2.80%
Expected long-term rate of return on assets	5.75%	5.75%	6.85%	4.67%	4.21%	5.46%

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2023, the Company’s weighted average expected long-term rate of return on assets was 5.75% for the U.S. plans and 4.67% for the non-U.S. plans. In developing this assumption, the Company considered the Plans’ asset mix and long-term average returns and evaluated input from its third-party pension plan asset consultants, including their review of asset class return expectations.

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

The assets of the U.S. plans are maintained in a group trust and hold no individual assets other than the investment in the group trust. U.S. pension plan assets are measured at net asset value in the fair value hierarchy and amounted to $837 million and $812 million as of December 31, 2023 and 2022, respectively. In 2023, the group trust assets consisted of approximately 35% equity securities, 64% debt securities, and 1% other.

In 2023, the non-U.S. plan assets consisted of approximately 5% equity securities, 86% debt securities, and 9% diversified funds and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2023 and 2022:

	2023						2022
	Level 1	Level 2		Level 3		Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18	$		$		$18	$9	$—	$—	$9
Debt securities	22					22	29			29
Diversified funds and other	23					23	21			21
Total	$63		$—		$—		$59	$—	$—
Investments measured at net asset value						$501				$488
Total non-U.S. assets at fair value						$564				$547

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $25 million in 2024.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2024	$72	$45
2025	71	46
2026	70	48
2027	70	49
2028	69	52
2029-2033	317	282

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the United Kingdom, and the Netherlands. Participants’ contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $35 million in 2023, $32 million in 2022, and $30 million in 2021.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Obligations at beginning of year	$22	$34	$45	$76
Change in benefit obligations:
Service cost			1	2
Interest cost	1	1	2	2
Actuarial (gain) loss		(11)	3	(29)
Benefit payments	(2)	(2)	(2)	(3)
Foreign currency translation			1	(3)
Net change in benefit obligations	(1)	(12)	5	(31)
Obligations at end of year	$21	$22	$50	$45

The actuarial (gain) loss for the Company’s postretirement benefit obligations in 2023 and 2022 was primarily related to changes in discount rates.

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Postretirement benefit obligations	$(21)	$(22)	$(50)	$(45)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain	(20)	(12)	(35)	(40)
Prior service credit	(9)	(18)
	(29)	(30)	(35)	(40)
Net amount recognized	$(50)	$(52)	$(85)	$(85)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2023 and 2022 as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Current nonpension postretirement benefit, included with Other accrued liabilities	$(1)	$(2)	$(3)	$(2)
Nonpension postretirement benefits	(20)	(20)	(47)	(43)
Accumulated other comprehensive income	(29)	(30)	(35)	(40)
Net amount recognized	$(50)	$(52)	$(85)	$(85)

The following changes in benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2023 and 2022 as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Current year actuarial (gain) loss	$—	$(11)	$3	$(29)
Amortization of actuarial gain (loss)	(8)	(8)	3
Amortization of prior service credit	9	8
Foreign currency translation			(1)	2
	$1	$(11)	$5	$(27)

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$1	$2	$2
Interest cost	1	1	2	2	2	2
Amortization:
Actuarial (gain) loss	8	8	9	(3)
Prior service credit	(9)	(8)	(9)
Net amortization	(1)	—	—	(3)	—	—
Net postretirement benefit (income) cost	$—	$1	$2	$—	$4	$4

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2023	2022	2021	2023	2022	2021
Accumulated postretirement benefit obligation	5.18%	5.48%	2.90%	4.65%	5.15%	2.95%
Net postretirement benefit cost	5.48%	2.90%	2.48%	5.15%	2.95%	2.55%

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Health care cost trend rate assumed for next year	6.3%	6.5%	5.0%	5.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2031	2031	N/A	N/A

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2024	$1	$3
2025	1	3
2026	1	3
2027	1	3
2028	1	3
2029 - 2033	8	15

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $5 million in 2023, $5 million in 2022 and $5 million in 2021. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

Certain lease agreements include terms with options to extend the lease, however, none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed and do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the years ended December 31, 2023 and 2022, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial. Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

The Company leases warehouses, office buildings, equipment and certain land and buildings under both operating and finance lease arrangements. Information related to these leases is as follows:

	Year ended December 31,
	2023	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$15	$13	$16
Interest on lease liabilities (included in Interest expense, net)	10	3	3
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	63	57	52
Total lease cost	$88	$73	$71

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31,
	2023	2022	2021
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60	$52	$52
Operating cash flows from finance leases	10	3	3
Financing cash flows from finance leases	15	13	16
Right-of-use assets obtained in exchange for new operating lease liabilities	46	171	33

	December 31,
	2023	2022
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$220	$225

Current operating lease liabilities (included in Other current liabilities)	44	41
Noncurrent operating lease liabilities (included in Other long-term liabilities)	184	189
Total operating lease liabilities	$228	$230

Finance leases:
Property, plant and equipment	$238	$179
Accumulated amortization	(64)	(48)
Property, plant and equipment, net	174	131

Current finance lease liabilities (included in Long-term debt due within one year)	23	13
Noncurrent finance lease liabilities (included in Long-term debt)	151	119
Total finance lease liabilities	$174	$132

Weighted-average remaining lease term (in years):
Operating leases	6.6	7.4
Finance leases	6.8	5.6
Weighted-average discount rate:
Operating leases	6.56%	5.71%
Finance leases	5.88%	5.06%

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Maturity of lease liabilities	Operating leases	Finance leases
2024	$57	$31
2025	46	35
2026	40	35
2027	37	34
2028	25	30
2029 and thereafter	75	42
Total lease payments	280	207
Less: imputed interest	(52)	(33)
Total lease obligations	$228	$174

Minimum payments related to leases not yet commenced as of December 31, 2023	$—	$—

13. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2023	2022	2021
U.S.	$(455)	$1	$(295)
Non-U.S.	522	804	627
	$67	$805	$332

Discontinued operations	2023	2022	2021
U.S.	$—	$—	$—
Non-U.S.		—	7
	$—	$—	$7

The provision for income taxes consists of the following:

	2023	2022	2021
Current:
U.S.	$13	$14	$12
Non-U.S.	114	142	150
	127	156	162
Deferred:
U.S.	(16)	(1)	(1)
Non-U.S.	41	23	6
	25	22	5
Total:
U.S.	(3)	13	11
Non-U.S.	155	165	156
Total for continuing operations	152	178	167
Total for discontinued operations	—	—	—
	$152	$178	$167

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 21% to the provision for income taxes is as follows:

	2023	2022	2021
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$14	$169	$70
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	5	34	31
Global intangible low taxed income and Foreign-derived intangible income, net of applicable GILTI credits	12	48	6
Goodwill impairment	85
Divestitures and sale leasebacks of land and building		(34)
Tax law changes	3	(1)	(6)
Tax impact of Brazil indirect tax ruling		(6)	(7)
Change in valuation allowance	85	(36)	93
Tax attribute expiration	7	6	8
Withholding tax	14	24	12
Non-deductible expenses and taxable gains	13	11	24
Tax credits and incentives	(34)	(25)	(67)
Changes in tax reserves and audit settlements	(14)	(4)	10
Mexico inflationary adjustments	(5)	(2)	(6)
Equity earnings	(23)	(20)	(16)
Intercompany financing	(13)	4	10
Other taxes based on income	6	5	5
Other items	(3)	5
Provision for income taxes	$152	$178	$167

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their relevant tax basis; and (2) carryovers and credits for income tax purposes.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Accrued postretirement benefits	$23	$23
Foreign tax credit carryovers	148	149
Operating, capital loss and interest carryovers	339	284
Other credit carryovers	27	24
Accrued liabilities	75	72
Pension liabilities	28	24
Operating lease liabilities	55	54
Other	86	90
Total deferred tax assets	781	720
Deferred tax liabilities:
Property, plant and equipment	119	128
Intangibles and deferred software	50	61
Operating lease right-of-use assets	53	53
Total deferred tax liabilities	222	242
Valuation allowance	(538)	(445)
Net deferred taxes	$21	$33

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2023 and 2022 as follows:

	2023	2022
Other assets	$107	$117
Deferred taxes	(86)	(84)
Net deferred taxes	$21	$33

The deferred tax expense associated with the increase in the valuation allowance of $93 million was primarily allocated $89 million to income from continuing operations due to the primacy of continuing operations, changes in tax law and movements in non-U.S. currencies, and $4 million to other comprehensive income.

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

In certain tax jurisdictions, the Company’s analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence, which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

Based on the evidence available including a lack of sustainable earnings, the Company in its judgment previously recorded a valuation allowance against substantially all of its net deferred tax assets in the United States. If a change in judgment regarding this valuation allowance were to occur in the future, the Company would record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period. The utilization of tax attributes to offset taxable income reduces the amount of deferred tax assets subject to a valuation allowance. In addition, based on available evidence and the weighting of factors discussed above, the Company has valuation allowances on certain deferred tax assets in certain international tax jurisdictions.

At December 31, 2023, before valuation allowance, the Company had unused foreign tax credits of $148 million, including $61 million expiring in 2024 through 2033 and $87 million that can be carried over indefinitely. Approximately $261 million of the deferred tax assets related to operating, capital loss and interest

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

carryovers can be carried over indefinitely. The remaining operating, capital loss and interest carryforwards of $78 million expire between 2024 and 2043. Other credit carryovers include approximately $25 million of research tax credits expiring from 2024 to 2042.

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

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Balance at January 1	$53	$95	$93
Additions and reductions for tax positions of prior years	(15)	(10)	3
Additions based on tax positions related to the current year			3
Reductions due to the lapse of the applicable statute of limitations
Reductions due to settlements	(1)	(31)
Foreign currency translation	4	(1)	(4)
Balance at December 31	$41	$53	$95
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$25	$37	$75
Accrued interest and penalties at December 31	$9	$8	$16
Interest and penalties included in tax expense for the years ended December 31	$1	$(8)	$2

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to approximately $29 million within the next 12 months. This is primarily the result of anticipated audit settlements or statute expirations in several taxing jurisdictions.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s consolidated results of operations, financial position or cash flows. During 2023, the Company concluded income tax audits in several jurisdictions, including Brazil, Canada, France, Indonesia, and Italy.

14. Debt

The following table summarizes the long-term debt of the Company at December 31, 2023 and 2022:

	2023	2022
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,391	1,426
Senior Notes:
5.875%, due 2023		249
3.125%, due 2024 (€58 million at December 31, 2023 and €725 million at December 31, 2022)	63	731
6.375%, due 2025	299	298
5.375%, due 2025	17	299
2.875%, due 2025 (€500 million)	551	529
6.625%, due 2027	608	607
6.250%, due 2028 (€600 million)	656
4.750%, due 2030	396	396
7.250%, due 2031	682
Finance leases	174	132
Other	3	4
Total long-term debt	4,840	4,671
Less amounts due within one year	142	300
Long-term debt	$4,698	$4,371

The Company presents debt issuance costs in the Consolidated Balance Sheets as a deduction of the carrying amount of the related debt liability.

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

At December 31, 2023, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.39 billion outstanding balance at December 31, 2023, net of debt issuance costs). At December 31, 2023, the Company had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at December 31, 2023 was 6.71%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2023, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

On May 26, 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described below. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At December 31,

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

2023, approximately €58 million and $17 million aggregate principal amounts of the 3.125% Senior Notes due 2024 and 5.375% Senior Notes due 2025, respectively, remained outstanding.

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

Annual maturities for all of the Company’s long-term debt through 2028 and thereafter are as follows: 2024, $142 million; 2025, $967 million; 2026, $100 million; 2027, $1,831 million; 2028, $684 million; and 2029 and thereafter, $1,116 million.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at December 31, 2023, of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
3.125%, due 2024 (€58 million)	$64	$99.75	$64
6.375%, due 2025	300	100.89	303
5.375%, due 2025	17	100.39	17
2.875%, due 2025 (€500 million)	553	99.12	548
6.625%, due 2027	612	100.59	616
6.250%, due 2028 (€600 million)	664	104.99	697
4.750%, due 2030	400	94.42	378
7.250%, due 2031	690	101.88	703

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

In connection with the agreement in principle, the Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement as a recognizable subsequent event in the Company’s Consolidated Results of Operations for the quarter ended March 31, 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan (as defined below) protecting the Company and each of the Company Protected Parties (as defined below) from current and future asbestos-related personal injury claims, as well as certain other adjustments to Paddock’s assets and liabilities, including estimated professional fees and expenses to be incurred in confirming and implementing the Plan. This charge was recorded to Other income (expense), net on the Consolidated Results of Operations.

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

The Company has recorded aggregate accruals of approximately $26 million and $25 million (undiscounted) as of December 31, 2023 and December 31, 2022, respectively, for estimated future remediation costs and associated penalties at these sites. The majority of these accruals arose from the reconsolidation of Paddock in 2022. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

flows. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

In 2021, the Company recorded a $71 million gain based on a favorable court ruling in Brazil, which will allow the Company to recover indirect taxes paid in previous years. This gain was recorded to Other income (expense), net on the Consolidated Results of Operations, as well as $21 million of income tax expense.

In November 2023, the Autorita Garante della Concorrenza e del Mercato (the “Italian Competition Authority”) commenced an investigation into alleged anti-competitive conduct by nine glass manufacturers and distributors in Italy, including the Company’s subsidiary based in Italy, O-I Italy SpA (“O-I Italy”), and an Italian joint venture in which O-I Italy owns a 50% interest, related to the sale of wine bottles in Italy. The Italian Competition Authority’s investigation is ongoing. To date, the Italian Competition Authority has not officially charged O-I Italy or its joint venture with any violations of competition law. If the Italian Competition Authority finds that the Company or any of its subsidiaries or joint ventures violated competition law, the Italian Competition Authority could levy fines, which could be material. At this stage, the Company is unable to predict the ultimate outcome of the investigation and any potential loss cannot be estimated.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2021	$(1,229)	$(60)		$(983)		$(2,272)
Change before reclassifications	(61)	119		165		223
Amounts reclassified from accumulated other comprehensive income		(80)	(a)	148	(b)	68
Translation effect		1		9		10
Tax effect		(1)				(1)
Other comprehensive income (loss) attributable to the Company	(61)	39		322		300
Balance on December 31, 2021	(1,290)	(21)		(661)		(1,972)
Change before reclassifications	10	60		(24)		46
Amounts reclassified from accumulated other comprehensive income		(27)	(a)	69	(b)	42
Translation effect		(5)		21		16
Tax effect		(3)		10		7
Other comprehensive income (loss) attributable to the Company	10	25		76		111
Balance on December 31, 2022	(1,280)	4		(585)		(1,861)
Change before reclassifications	331	(68)		(26)		237
Amounts reclassified from accumulated other comprehensive income		20	(a)	33	(b)	53
Translation effect		(4)		(14)		(18)
Tax effect		5		4		9
Other comprehensive income (loss) attributable to the Company	331	(47)		(3)		281
Balance on December 31, 2023	$(949)	$(43)		$(588)		$(1,580)
(a)	Amount is recorded to other income (expense), net and interest expense, net on the Consolidated Results of Operations (see Note 9 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 11 for additional information).

17. Stock Based Compensation

The Company has various nonqualified plans approved by share owners under which it has granted restricted shares and performance vested restricted share units. At December 31, 2023, there were 9,078,852 shares available for grants under these plans. Total compensation cost for all grants of shares and units under these plans was $43 million, $33 million and $8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2023	1,989	$11.94
Granted	509	22.48
Vested	(918)	12.26
Forfeited	(47)	14.98
Nonvested at December 31, 2023	1,533	15.15
Awards granted during 2022		$11.94
Awards granted during 2021		$12.83

	2023	2022	2021
Total fair value of shares vested	$11	$10	$9

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2023	3,466	$12.19
Granted	674	25.50
Vested
Forfeited/Cancelled	(1,250)	10.15
Nonvested at December 31, 2023	2,890	16.18
Awards granted during 2022		$12.19
Awards granted during 2021		$12.70

No shares were issued in 2023 related to performance vested restricted share units.

As of December 31, 2023, there was $21 million of total unrecognized compensation cost related to all restricted shares, restricted share units and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately two years.

18. Other Income (Expense), net

Other income (expense), net for the years ended December 31, 2023, 2022 and 2021 included the following:

	2023	2022		2021
Goodwill impairment (see Note 7)	$(445)	$		$
Restructuring, asset impairment and other charges	(100)		(53)		(35)
Pension settlement and curtailment charges (see Note 11)	(19)		(20)		(74)
Gain on sale of divested businesses and miscellaneous assets (see Note 21)	4		55		84
Charge related to Paddock support agreement liability (see Note 15)					(154)
Brazil indirect tax credit (see Note 15)					71
Gain on sale leasebacks (see Note 21)			334
Intangible amortization expense	(32)		(33)		(34)
Royalty income	24		24		24
Foreign currency exchange loss	(4)		(2)		(3)
Other income (expense), net	(10)		(6)		3
	$(582)		$299		$(118)

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2023	2022	2021
Numerator:
Net earnings (loss) attributable to the Company	$(103)	$584	$149
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,651	155,309	157,150
Effect of dilutive securities:
Stock options and other		3,676	3,159
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	154,651	158,985	160,309
Basic earnings per share:
Earnings (loss) from continuing operations	$(0.67)	$3.76	$0.90
Gain from discontinued operations			0.05
Net earnings (loss)	$(0.67)	$3.76	$0.95
Diluted earnings per share:
Earnings (loss) from continuing operations	$(0.67)	$3.67	$0.88
Gain from discontinued operations			0.05
Net earnings (loss)	$(0.67)	$3.67	$0.93

The diluted earnings per share computation for the years ended December 31, 2023, 2022, and 2021 excludes 423,477, 786,032 and 1,199,000 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options, unvested restricted stock units and performance vested restricted share units. Options were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock. For the year ended December 31, 2023, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

On December 26 and 27, 2019, the Company implemented the Corporate Modernization, which involved a series of transactions, including the Merger. Upon the effectiveness of the Merger, each share of O-I common stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass common stock, having the same designations, rights, powers and preferences and the qualifications, limitations, and restrictions as the corresponding share of O-I stock being converted.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

20. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2023	2022	2021
Decrease (increase) in current assets:
Receivables - change in factoring	$7	$54	$45
Receivables - all other changes	144	(137)	(191)
Inventories	(174)	(61)	(32)
Prepaid expenses and other	4	(6)	(15)
Increase (decrease) in current liabilities:
Accounts payable	(102)	146	161
Accrued liabilities	(4)	45	(30)
Salaries and wages	(20)	19	30
U.S. and foreign income taxes	(3)	35	19
	$(148)	$95	$(13)

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing. At December 31, 2023, 2022 and 2021, the total amount of trade receivables sold by the Company was $542 million, $535 million and $481 million, respectively. These amounts included $178 million, $158 million and $180 million at December 31, 2023, 2022 and 2021, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. For the years ended December 31, 2023, 2022 and 2021, the Company recorded expenses related to these factoring programs of $23 million, $11 million and $6 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of December 31, 2023 and December 31, 2022, the Company had approximately $113 million and $110 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Income taxes paid in cash were as follows:

	2023	2022	2021
U.S.	$16	$14	$9
Non-U.S.	131	157	102
Total income taxes paid in cash	$147	$171	$111

Interest paid in cash, including note repurchase premiums, for the years ended December 31, 2023, 2022 and 2021 was $301 million, $234 million and $209 million, respectively. Cash interest for the years ended December 31, 2023, 2022 and 2021 included $3 million, $17 million and $11 million of note repurchase premiums, respectively.

21. Divestitures and Sale Leasebacks of Land and Buildings

For the year ended December 31, 2023, the Company recorded a pretax gain of approximately $4 million on the sale of the land and buildings of a previously closed plant in China.

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

In connection with this transaction, the Company entered into a lease for the land and building with Fruitland for the Vernon, California plant for an initial term of 10 years. The lease requires the Company to make rent payments of approximately $7.2 million in the first year, gradually increasing to approximately $10.3 million in the tenth year.  The lease is classified as operating and was recorded as a right-of-use asset.

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

In connection with this transaction, the Company entered into a lease for the land and building with Crestpoint for the Brampton, Ontario plant for an initial term of 10 years. The lease requires the Company to make rent payments of approximately $7.3 million in the first year, gradually increasing to approximately $9.1 million in the tenth year.  The lease is classified as operating and was recorded as a right-of-use asset.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2023.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included below.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O-I Glass, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, O-I Glass, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of O-I Glass, Inc. as of December 31, 2023 and 2022, the related consolidated statements of results of operations, comprehensive income, share owners’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 14, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Toledo, Ohio
February 14, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to non-officer directors and corporate governance is included in the 2024 Proxy Statement in the sections entitled “Election of Directors,” “Audit Committee,” “Anti-Hedging and Pledging Policies” and, if applicable, “Delinquent Section 16(a) Reports” and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Compensation and Talent Development Committee Interlocks and Insider Participation,” which are included in the 2024 Proxy Statement, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management,” which is included in the 2024 Proxy Statement is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights(1)	outstanding options,	reflected in column (a))
Plan Category	(thousands)	warrants and rights (1)	(thousands)
Equity compensation plans approved by security holders	7,929	$—	9,079
Equity compensation plans not approved by security holders
Total	7,929	$—	9,079
(1)	Represents 7,928,692 restricted and performance share units, which do not provide for an exercise price and have been excluded from the weighted average exercise price in column (b). There are no outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Related Person Transactions” and “Board Independence,” which are included in the 2024 Proxy Statement, are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the 2024 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm,” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 53 hereof.
2.	Financial Statement Schedule:

10-K Page
For the years ended December 31, 2023, 2022, and 2021:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

3.	See Exhibit Index beginning on page 113 hereof.

EXHIBIT INDEX

Exhibit No.		Document
2.1	—

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

4.26	—

Indenture, dated as of May 25, 2023, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated May 26, 2023, File No. 1-9576, and incorporated herein by reference).

4.27	—

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

Exhibit No.		Document
10.6*	—

First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-9576, and incorporated herein by reference).

10.7*	—

Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.10 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2016, File No. 1-9576, and incorporated herein by reference).

10.8*	—

Owens-Illinois 2004 Executive Life Insurance Plan (filed as Exhibit 10.32 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.9*	—

Owens-Illinois 2004 Executive Life Insurance Plan for Non-U.S. Employees (filed as Exhibit 10.33 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.10*	—

Amended and Restated Owens-Illinois, Inc. 2005 Incentive Award Plan dated as of April 24, 2009 (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2009, File No. 1-9576, and incorporated herein by reference).

10.11*	—

Form of Non-Qualified Stock Option Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.25 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

10.12*	—

Form of Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.28 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

10.13*	—

Form of Performance Share Unit Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.29 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

10.14*	—

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

10.17*	—

Form of Performance Stock Unit Agreement for use under Owens-Illinois, Inc.’s Second Amended and Restated 2005 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2017, File No. 1-9576, and incorporated herein by reference).

10.18*	—

Owens-Illinois, Inc. 2017 Incentive Award Plan (filed as Appendix B to Owens-Illinois, Inc.’s Definitive Proxy Statement on Schedule 14A filed March 30, 2017, File No. 1-9576, and incorporated herein by reference).

10.19*	—

O-I Glass, Inc. Amended and Restated Executive Severance Policy (filed as Exhibit 10.22 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2021, File No. 1-9576, and incorporated herein by reference).

10.20*	—

Form of Employee Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2019, File No. 1-9576, and incorporated herein by reference).

Exhibit No.		Document
10.21*	—

Form of Employee Performance Stock Unit Agreement for use under the Owens-Illinois, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2019, File No. 1-9576, and incorporated herein by reference).

10.22*	—

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

10.27*	—

Form of Director Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2019, File No. 1-9576, and incorporated herein by reference).

10.28*	—

O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed as Appendix B to O-I Glass, Inc.’s Definitive Proxy Statement on Schedule 14A filed March 31, 2021, File No. 1-9576, and incorporated herein by reference)

10.29*	—

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

10.31*	—

Form of Director Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2021, File No. 1-9576, and incorporated herein by reference).

10.32*	—

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

Exhibit No.		Document
10.34*	—

Form of Employee Performance Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.37 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2021, File No. 1-9576, and incorporated herein by reference).

10.35	—

Assignment and Assumption Agreement (filed as Exhibit 10.1 to O-I Glass, Inc.’s, Paddock Enterprises, LLC’s and Owens-Illinois Group, Inc.’s Form 8-K12B dated December 25, 2019, File Nos. 1-9576 and 1-10956, and incorporated herein by reference)

10.36	—

Share Sale Deed, dated July 16, 2020, by and among, Owens-Illinois Holding (Australia) Pty Ltd., O-I Glass, Inc., Visy Glass (Australasia) Pty Ltd. and Visy Industries Holdings Pty Ltd. (filed as Exhibit 10.1 to O-I Glass, Inc.'s Form 8-K dated July 15, 2020, File No. 1-9576, and incorporated herein by reference).

10.37*	—

Assignment Agreement, dated June 9, 2021, by and among, O-I Glass, Inc. and Giancarlo Currarino (filed as Exhibit 10.1 to O-I Glass, Inc.’s Form 8-K dated June 11, 2021, File No. 1-9576, and incorporated herein by reference).

10.38*	—

O-I Glass, Inc. Third Amended and Restated 2017 Incentive Award Plan (filed as Appendix A to O-I Glass, Inc.’s Supplement to Proxy Statement on Schedule 14A filed April 29, 2022, File No. 1-9576, and incorporated herein by reference)

10.39*	—

Form of Employee Performance Stock Unit Agreement for use under the Third Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.2 to O-I Glass, Inc.’s Form 10-Q for the quarter ended March 31, 2022, File No. 1-9576, and incorporated herein by reference).

10.40*	—

Form of Employee Restricted Stock Unit Agreement for use under the Third Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.3 to O-I Glass, Inc.’s Form 10-Q for the quarter ended March 31, 2022, File No. 1-9576, and incorporated herein by reference).

10.41*	—

Form of Director Restricted Stock Unit Agreement for use under the Third Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.4 to O-I Glass, Inc.’s Form 10-Q for the quarter ended March 31, 2022, File No. 1-9576, and incorporated herein by reference).

10.42*	—

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

10.44*	—	Second Amended and Restated O-I Glass, Inc. Directors Deferred Compensation Plan (filed herewith).
21	—	Subsidiaries of O-I Glass, Inc. (filed herewith).
23	—	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	—	O-I Glass, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

Exhibit No.		Document
97.1	—	O-I Glass, Inc. Policy for Recovery of Erroneously Awarded Compensation (filed herewith).
101	—

Financial statements from the Annual Report on Form 10-K of O-I Glass, Inc. for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 14, 2024

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

Date: February 14, 2024

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of O-I Glass, Inc. and Subsidiaries:

For the years ended December 31, 2023, 2022, and 2021:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

O-I GLASS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2023, 2022, and 2021

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2023	$28	$10	$2	$(10)	$30

2022	$28	$8	$(1)	$(7)	$28

2021	$33	$6	$(2)	$(9)	$28
(1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other				Balance at
	beginning of	Charged to	comprehensive	Foreign currency			end of
	period	income	income	translation	Other		period

2023	$445	$85	$4	$4	$		$538

2022	$512	$(36)	$(25)	$(6)	$		$445

2021	$493	$93	$(67)	$(4)		$(3)	$512

S-1