Form 10-Q
period 2024-03-31
O-I Glass, Inc. /DE/
filed 2024-05-01
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2024

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of March 31, 2024 was 155,721,710.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements of O-I Glass, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Net sales	$1,593	$1,831
Cost of goods sold	(1,275)	(1,347)

Gross profit	318	484

Selling and administrative expense	(123)	(147)
Research, development and engineering expense	(21)	(19)
Interest expense, net	(78)	(68)
Equity earnings	25	30
Other expense, net	(4)	(10)

Earnings before income taxes	117	270
Provision for income taxes	(41)	(60)

Net earnings	76	210
Net earnings attributable to non-controlling interests	(4)	(4)
Net earnings attributable to the Company	$72	$206

Basic earnings per share:
Net earnings attributable to the Company	$0.46	$1.33
Weighted average shares outstanding (thousands)	154,273	154,696

Diluted earnings per share:
Net earnings attributable to the Company	$0.45	$1.29
Weighted average diluted shares outstanding (thousands)	158,467	159,094

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Net earnings	$76	$210
Other comprehensive income:
Foreign currency translation adjustments	5	161
Pension and other postretirement benefit adjustments, net of tax	6	(3)
Change in fair value of derivative instruments, net of tax	9	(21)
Other comprehensive income	20	137
Total comprehensive income	96	347
Comprehensive income attributable to non-controlling interests	(4)	(7)
Comprehensive income attributable to the Company	$92	$340

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31,	December 31,	March 31,
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	$395	$913	$480
Trade receivables, net of allowance of $30 million, $30 million, and $32 million at March 31, 2024, December 31, 2023 and March 31, 2023	801	671	997
Inventories	1,210	1,071	1,019
Prepaid expenses and other current assets	254	229	256
Total current assets	2,660	2,884	2,752

Property, plant and equipment, net	3,551	3,555	3,062
Goodwill	1,458	1,473	1,867
Intangibles, net	250	254	267
Other assets	1,490	1,503	1,477
Total assets	$9,409	$9,669	$9,425

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,170	$1,437	$1,304
Short-term loans and long-term debt due within one year	815	248	345
Other liabilities	617	661	606
Total current liabilities	2,602	2,346	2,255

Long-term debt	4,119	4,698	4,422
Other long-term liabilities	862	881	861
Share owners' equity	1,826	1,744	1,887
Total liabilities and share owners’ equity	$9,409	$9,669	$9,425

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$76	$210
Non-cash charges
Depreciation and amortization	125	118
Pension expense	8	7
Stock-based compensation expense	7	19
Cash payments
Pension contributions	(3)	(6)
Cash paid for restructuring activities	(10)	(6)
Change in components of working capital	(492)	(536)
Other, net (a)	19	1
Cash utilized in operating activities	(270)	(193)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(213)	(95)
Contributions and advances to joint ventures		(3)
Net cash payments from hedging activities	(2)
Cash utilized in investing activities	(215)	(98)
Cash flows from financing activities:
Changes in borrowings, net	6	(5)
Shares repurchased	(10)	(10)
Other, net	(13)	(1)
Cash utilized in financing activities	(17)	(16)
Effect of exchange rate fluctuations on cash	(16)	14
Change in cash	(518)	(293)
Cash at beginning of period	913	773
Cash at end of period	$395	$480

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

O-I GLASS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1. Segment Information

The Company has two reportable segments and two operating segments based on its geographic locations: the Americas and Europe. These two segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. Certain assets and activities not directly related to one of the segments or to glass manufacturing are reported with Retained corporate costs and other. These include licensing, equipment manufacturing, global engineering, certain equity investments and the remaining businesses in the Asia Pacific region. Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

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

Financial information for the three months ended March 31, 2024 and 2023 regarding the Company’s reportable segments is as follows:

	Three months ended March 31,
	2024	2023
Net sales:
Americas	$854	$1,000
Europe	709	799
Reportable segment totals	1,563	1,799
Other	30	32
Net sales	$1,593	$1,831

	Three months ended March 31,
	2024	2023
Earnings before income taxes	$117	$270
Items excluded from segment operating profit:
Retained corporate costs and other	40	60
Interest expense, net	78	68
Segment operating profit	$235	$398

Americas	$102	$176
Europe	133	222
Reportable segment totals	$235	$398

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2024	2023	2023
Total assets:
Americas	$5,258	$5,218	$5,341
Europe	3,729	3,949	3,639

Reportable segment totals	8,987	9,167	8,980
Other	422	502	445
Consolidated totals	$9,409	$9,669	$9,425

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

For the three-month periods ended March 31, 2024 and March 31, 2023, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets. For the three-month periods ended March 31, 2024 and March 31, 2023, revenue recognized from prior periods was not material.

The following tables for the three months ended March 31, 2024 and 2023 disaggregate the Company’s revenue by customer end use:

	Three months ended March 31, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$468	$517	$985
Food and other	214	120	334
Non-alcoholic beverages	172	72	244
Reportable segment totals	$854	$709	$1,563
Other			30
Net sales			$1,593

	Three months ended March 31, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$609	$604	$1,213
Food and other	218	126	344
Non-alcoholic beverages	173	69	242
Reportable segment totals	$1,000	$799	$1,799
Other			32
Net sales			$1,831

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

At March 31, 2024 and March 31, 2023, the Company reported $801 million and $997 million of accounts receivable, respectively, net of allowances of $30 million and $32 million, respectively. Changes in the allowance were not material for each of the three months ended March 31, 2024 and March 31, 2023.

4. Inventories

Major classes of inventory at March 31, 2024, December 31, 2023 and March 31, 2023 are as follows:

	March 31,	December 31,	March 31,
	2024	2023	2023
Finished goods	$999	$868	$800
Raw materials	159	151	171
Operating supplies	52	52	48
	$1,210	$1,071	$1,019

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

An unrecognized loss of $8 million, $0 and $12 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign currency exchange risk. Approximately $5 million, $2 million and $19 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2024, December 31, 2023 and March 31, 2023:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2024	2023	2023
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$—	$—	$15	$14	$20
Interest rate swaps - fair value hedges (b)						39
Cash flow hedges of foreign exchange risk (c)						2
Fair value hedges of foreign exchange risk (d)	6	4	5	92	111	78
Net investment hedges (e)	3	4	2	41	56	34
Total derivatives accounted for as hedges	$9	$8	$7	$148	$181	$173
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	1	5	8	9	9	2
Total derivatives	$10	$13	$15	$157	$190	$175

Current	$10	$13	$15	$17	$17	$36
Noncurrent				140	173	139
Total derivatives	$10	$13	$15	$157	$190	$175

(a) The notional amount of the commodity forward contracts and collars was approximately 35 million, 38 million, and 49 million British Thermal Units (“BTUs”) at March 31, 2024, December 31, 2023, and March 31, 2023, respectively. The maximum maturity dates are in 2027 at March 31, 2024, December 31, 2023, and March 31, 2023.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €0 at March 31, 2024, €0 million at December 31, 2023 and €725 million at March 31, 2023. The maximum maturity date was in 2024 at March 31, 2023.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were 0 Mexican pesos at March 31, 2024, 0 Mexican pesos at December 31, 2023 and 710 million Mexican pesos at March 31, 2023. The maximum maturity date was in 2023 at March 31, 2023.

(d) The notional amounts of the fair value hedges of foreign exchange risk were $833 million at March 31, 2024, $833 million at December 31, 2023 and $844 million at March 31, 2023. The maximum maturity dates are in 2030 at March 31, 2024, December 31, 2023 and March 31, 2023.

(e) The notional amounts of the net investment hedges were €483 million at March 31, 2024, €483 million at December 31, 2023 and €358 million at March 31, 2024. The maximum maturity dates are in 2026 at March 31, 2024, December 31, 2023 and March 31, 2024.

(f) The notional amounts of the foreign exchange derivative contracts were $453 million, $407 million and $420 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The maximum maturity dates are in 2024 at March 31, 2024, and in 2023 at December 31, 2023 and March 31, 2023.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended March 31,		Three months ended March 31,
Derivatives designated as hedging instruments:	2024	2023	2024	2023
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(4)	$(18)	$(3)	$(4)
Cash flow hedges of foreign exchange risk (a)		(2)		1
Net Investment Hedges
Net Investment Hedges (b)	15	(6)	2	1
	$11	$(26)	$(1)	$(2)

	Amount of Gain (Loss) Recognized in Other expense, net
	Three months ended March 31,
Derivatives not designated as hedges:	2024	2023
Foreign exchange derivative contracts	$(4)	$(1)

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2024 and 2023 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2024	$27	$—	$12	$39
Net cash paid, principally severance and other exit costs	(8)		(2)	(10)
Balance at March 31, 2024	$19	$—	$10	$29

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2023	$17	$—	$10	$27
Net cash paid, principally severance and related benefits	(3)		(3)	(6)
Balance at March 31, 2023	$14	$—	$7	$21

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of March 31, 2024 and 2023, no major restructuring programs were in effect.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2024 and 2023 are as follows:

	U.S.		Non-U.S.
	Three months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Service cost	$1	$2	$2	$2
Interest cost	11	11	9	9
Expected asset return	(13)	(14)	(8)	(7)
Amortization of actuarial loss	3	2	3	2
Net periodic pension cost	$2	$1	$6	$6

The components of pension expense, other than the service cost component, are included in Other expense, net on the Condensed Consolidated Results of Operations.

8. Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur, in accordance with U.S. GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions, and factors such as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations and the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21%, primarily because of varying non-U.S. tax rates and the impact of the U.S. valuation allowance.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Colombia, France, Germany, Indonesia, Italy, Mexico, Peru, and the U.S. The years under examination range from 2004 through 2022. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

9. Debt

The following table summarizes the long-term debt of the Company at March 31, 2024, December 31, 2023, and March 31, 2023:

	March 31,	December 31,	March 31,
	2024	2023	2023
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A	1,391	1,391	1,426
Senior Notes:
5.875%, due 2023			250
3.125%, due 2024 (€58 million at March 31, 2024 and December 31, 2023 and €725 million at March 31, 2023)	62	63	754
6.375%, due 2025	299	299	298
5.375%, due 2025	17	17	299
2.875%, due 2025 (€500 million)	537	551	542
6.625%, due 2027	608	608	607
6.250%, due 2028 (€600 million)	640	656
4.750%, due 2030	396	396	396
7.250%, due 2031	682	682
Finance leases	181	174	147
Other	2	3	4
Total long-term debt	4,815	4,840	4,723
Less amounts due within one year	696	142	301
Long-term debt	$4,119	$4,698	$4,422

The Company presents debt issuance costs in the Condensed Consolidated Balance Sheets as a deduction of the carrying amount of the related debt liability.

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Original Agreement”), which refinanced in full the previous credit agreement. The Original Agreement provided for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allowed for a one-time borrowing of up to $600 million, the proceeds of which were used, in addition to other consideration paid by the Company and/or its subsidiaries, to fund an asbestos settlement trust (the “Paddock Trust”) established in connection with the confirmed plan of reorganization of Paddock Enterprises, LLC (“Paddock”) proposed by Paddock, O-I Glass and certain other parties in Paddock’s Chapter 11 case. On July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust.

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

At March 31, 2024, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.39 billion outstanding balance at March 31, 2024, net of debt issuance costs). At March 31, 2024, the Company had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 2024 was 6.60%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2024, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

On May 26, 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described below. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At March 31, 2024, approximately €58 million and $17 million aggregate principal amounts of the 3.125% Senior Notes due 2024 and 5.375% Senior Notes due 2025, respectively, remained outstanding.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at March 31, 2024 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
3.125%, due 2024 (€58 million)	$63	99.94	$63
6.375%, due 2025	300	100.52	302
5.375%, due 2025	17	100.37	17
2.875%, due 2025 (€500 million)	539	98.79	532
6.625%, due 2027	612	100.13	613
6.250%, due 2028 (€600 million)	647	104.49	676
4.750%, due 2030	400	92.01	368
7.250%, due 2031	690	101.92	703

10. Contingencies

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

The Company has recorded aggregate accruals of approximately $25 million, $26 million and $25 million (undiscounted) as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively, for estimated future remediation costs and associated penalties at these sites. The majority of these accruals arose from the reconsolidation of Paddock in 2022. At the end of the first quarter of 2024, the Company began sampling at one site at which it has been named a PRP. This sampling may inform future remediation at this site, but at this stage, the Company is unable to estimate any potential loss.  Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2024 and 2023 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2024	$2	$3,086	(681)	$782	$(1,580)	$135	$1,744
Reissuance of common stock (0.2 million shares)		(2)	5				3
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (1.9 million shares)		7					7
Net earnings				72		4	76
Other comprehensive income (loss)					20		20
Other			(14)				(14)
Balance on March 31, 2024	$2	$3,081	$(690)	$854	$(1,560)	$139	$1,826

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2023	$2	$3,079	$(688)	$885	$(1,861)	$111	$1,528
Issuance of common stock (0.4 million shares)		5					5
Reissuance of common stock (0.2 million shares)			4				4
Shares repurchased (0.5 million shares)		(10)					(10)
Stock compensation (0.5 million shares)		19					19
Net earnings				206		4	210
Other comprehensive income					134	3	137
Other			(6)				(6)
Balance on March 31, 2023	$2	$3,093	$(690)	$1,091	$(1,727)	$118	$1,887

During the three months ended March 31, 2024, the Company purchased 638,506 shares of its common stock for approximately $10 million. The share purchases were pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $20 million remained available for purchases under this program as of March 31, 2024.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2024	2023	2023

Shares of common stock issued (including treasury shares)	187,083	185,009	186,417

Treasury shares	31,361	30,755	31,143

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2024	$(949)	$(43)		$(588)		$(1,580)
Change before reclassifications	5	8		(1)		12
Amounts reclassified from accumulated other comprehensive income (loss)		(1)	(a)	6	(b)	5
Translation effect		1		1		2
Tax effect		1				1
Other comprehensive income (loss) attributable to the Company	5	9		6		20
Balance on March 31, 2024	$(944)	$(34)		$(582)		$(1,560)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2023	$(1,280)	$4		$(585)		$(1,861)
Change before reclassifications	158	(19)		(1)		138
Amounts reclassified from accumulated other comprehensive income (loss)		(2)	(a)	4	(b)	2
Translation effect				(6)		(6)
Other comprehensive income (loss) attributable to the Company	158	(21)		(3)		134
Balance on March 31, 2023	$(1,122)	$(17)		$(588)		$(1,727)
(a)	Amount is recorded to cost of goods sold and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Expense, Net

Other expense, net for the three months ended March 31, 2024 and 2023 included the following:

	Three months ended March 31,
	2024	2023
Intangible amortization expense	$(8)	$(8)
Foreign currency exchange loss	(3)	1
Royalty income	6	7
Other income (expense)	1	(10)
Other expense, net	$(4)	$(10)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Numerator:
Net earnings attributable to the Company	$72	$206
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,273	154,696
Effect of dilutive securities:
Stock options and other	4,194	4,398
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	158,467	159,094
Basic earnings per share:
Net earnings attributable to the Company	$0.46	$1.33
Diluted earnings per share:
Net earnings attributable to the Company	$0.45	$1.29

The diluted earnings per share computation for the three months ended March 31, 2024 and 2023 excludes 621,013 and 222,946 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Three months ended March 31,
	2024	2023
U.S.	$3	$3
Non-U.S.	33	38
Total income taxes paid in cash	$36	$41

Interest paid in cash for the three months ended March 31, 2024 and 2023 was $78 million and $68 million, respectively.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheets. At March 31, 2024, December 31, 2023 and March 31, 2023, the total amount of trade receivables sold by the Company was $525 million, $542 million, and $515 million, respectively. These amounts included $172 million, $178 million and $176 million at March 31, 2024, December 31, 2023, and March 31, 2023, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

The Company’s use of its factoring programs resulted in a decrease in cash provided by operating activities of approximately $17 million for the three months ended March 31, 2024 and a decrease in cash provided by operating activities of approximately $20 million for the three months ended March 31, 2023. For the three months ended March

31, 2024 and 2023, the Company recorded expenses related to these factoring programs of approximately $6 million and $5 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Condensed Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of March 31, 2024, December 31, 2023 and March 31, 2023, the Company had approximately $94 million, $113 million, and $120 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

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

Financial information for the three months ended March 31, 2024 and 2023 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Net Sales:
Americas	$854	$1,000
Europe	709	799
Reportable segment totals	1,563	1,799
Other	30	32
Net Sales	$1,593	$1,831

	Three months ended
	March 31,
	2024	2023
Net earnings attributable to the Company	$72	$206
Net earnings attributable to non-controlling interests	4	4
Net earnings	76	210
Provision for income taxes	41	60
Earnings before income taxes	117	270
Items excluded from segment operating profit:
Retained corporate costs and other	40	60
Interest expense, net	78	68
Segment operating profit	$235	$398

Americas	102	176
Europe	133	222
Reportable segment totals	$235	$398

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2024 and 2023

Net sales in the first quarter of 2024 decreased $238 million, or 13%, compared to the same quarter in prior year, as the benefit of favorable foreign currency translation was more than offset by lower sales volumes and lower average selling prices.

Earnings before income taxes were $153 million lower in the first quarter of 2024 compared to the first quarter of 2023. This decrease was due to lower segment operating profit and higher interest expense, partially offset by lower retained corporate and other costs.

Segment operating profit for reportable segments in the first quarter of 2024 was $163 million lower compared to the same period of 2023, primarily due to lower shipments, lower net prices and higher operating costs due to lower production volumes driven by temporary curtailments of production to balance with lower demand.

Net interest expense for the first quarter of 2024 increased $10 million compared to the first quarter of 2023, primarily due to higher interest rates.

For the first quarter of 2024, the Company recorded net earnings attributable to the Company of $72 million, or $0.45 per share (diluted), compared to net earnings attributable to the Company of $206 million, or $1.29 per share (diluted), in the first quarter of 2023.

Results of Operations — First Quarter of 2024 Compared with First Quarter of 2023

Net Sales

The Company’s net sales in first quarter of 2024 were $1,593 million compared with $1,831 million in the first quarter of 2023, a decrease of $238 million, or 13%. Lower average selling prices decreased net sales by $14 million in first quarter of 2024. Glass container shipments, in tons, declined approximately 12.5% in the first quarter of 2024, which decreased net sales by approximately $264 million compared to the same period in prior year. This decline resulted from continued destocking across the value chain, as the Company’s customers, distributors and retailers adjust their inventory management practices to lower levels, soft consumer consumption activity and the early Easter holiday in the first quarter of 2024. The Company believes that destocking activity is in the later stages for products with a short-cycle, like beer, non-alcoholic beverage and food, while activity will likely continue for several more quarters for longer-cycle products, like spirits and wine. Favorable foreign currency exchange rates increased net sales by $42 million in the first quarter of 2024 compared to the same period in the prior year. Other sales were approximately $2 million lower in the first three months of 2024 than in the same period in the prior year, driven by lower sales in Asia.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2023		$1,799
Price	$(14)
Sales volume and mix	(264)
Effects of changing foreign currency rates	42
Total effect on reportable segment net sales		(236)
Reportable segment net sales - 2024		$1,563

Americas: Net sales in the Americas in the first quarter of 2024 were $854 million compared to $1,000 million in the first quarter of 2023, a decrease of $146 million, or 15%. Slightly higher selling prices in the region increased net sales by $6 million in the first quarter of 2024, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 15% in the first quarter of 2024 compared to the same period in the prior year, which decreased net sales by approximately $187 million. The decline in sales resulted from continued destocking activity, especially related to wine, spirits and beer customers, soft consumer consumption and the early Easter holiday in the first quarter of 2024. The favorable effects of foreign currency exchange rate changes increased net sales by $35 million in the first quarter of 2024 compared to the prior year quarter, as the Colombian Peso and Mexican Peso strengthened compared to the U.S. dollar.

Europe: Net sales in Europe in the first quarter of 2024 were $709 million compared to $799 million in the first quarter of 2023, a decrease of $90 million, or 11%. Lower average selling prices in Europe decreased net sales by $20 million in the first quarter of 2024. Glass container shipments declined by approximately 10% in the first quarter of 2024, primarily due to continued destocking activity, especially related to wine, spirits and beer customers, soft consumer consumption and the early Easter holiday in the first quarter of 2024. Lower shipments in the first quarter of 2024 decreased net sales by approximately $77 million compared to the prior year quarter. Favorable foreign currency exchange rates increased the region’s net sales by approximately $7 million in the first three months of 2024, as the Euro strengthened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $117 million in the first quarter of 2024 compared to $270 million in the first quarter of 2023, a decrease of $153 million. This decrease was due to lower segment operating profit and higher interest expense, partially offset by lower retained corporate and other costs.

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

Segment operating profit of reportable segments in the first quarter of 2024 was $235 million, compared to $398 million in the first quarter of 2023, a decrease of $163 million, or approximately 41%. This decrease was primarily due to lower shipments, lower net prices and higher operating costs due to lower production volumes driven by temporary curtailments of production to balance with lower demand, lower earnings from joint ventures and the non-recurrence of an energy subsidy received in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2023		$398
Net price (net of cost inflation)	$(15)
Sales volume and mix	(52)
Operating costs	(100)
Effects of changing foreign currency rates	4
Total net effect on reportable segment operating profit		(163)
Reportable segment operating profit - 2024		$235

Americas: Segment operating profit in the Americas in the first quarter of 2024 was $102 million, compared to $176 million in the first quarter of 2023, a decrease of $74 million, or 42%. The impact of lower shipments discussed above resulted in a $35 million decrease to segment operating profit in the first quarter of 2024 compared to the same period in 2023. Operating costs in the first quarter of 2024 were $40 million higher than in the same period in the prior year. The increase in operating costs was primarily due to lower production volumes, driven by temporary curtailments of production to balance with lower demand, partially offset by margin expansion initiatives, including approximately $15 million of lower operating costs as a result of the region’s restructuring actions taken in 2023 (in line with management’s expectations). Higher cost inflation slightly exceeded higher selling prices and resulted in a $4 million decrease to segment operating profit in the first quarter of 2024. The effects of foreign currency exchange rates increased segment operating profit by $5 million in the first quarter of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the first quarter of 2024 due to unabsorbed fixed costs.  Temporary production curtailments will continue during 2024, and this is expected to increase operating costs. In addition, the Company will continue to monitor business trends and consider whether any permanent capacity closures in the Americas will be necessary in the future to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in the first quarter of 2024 was $133 million compared to $222 million in the first quarter of 2023, a decrease of $89 million, or 40%. The impact of lower shipments discussed above decreased segment operating profit by approximately $17 million. Operating costs in the first quarter of 2024 were $60 million higher than in the prior year period. Operating costs were impacted in the first quarter of 2024 by lower production volumes, driven by temporary production curtailments to balance supply with demand, lower earnings from joint ventures and the non-recurrence of approximately $7 million in subsidies received from the Italian government to help mitigate the impact of elevated energy costs in the first quarter of 2023, partially offset by benefits from margin expansion initiatives. Lower selling prices decreased segment operating profit by $11 million in the first quarter of 2024 compared to the same period in the prior year. The effects of foreign currency exchange rates slightly decreased segment operating profit by $1 million in the first quarter of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the first quarter of 2024 due to unabsorbed fixed costs. Temporary production curtailments will continue during 2024, and this is expected to increase operating costs. In addition, the Company will continue to monitor business trends and consider whether any permanent capacity closures in Europe will be necessary in the future to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In addition, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas in prior periods and these costs remain volatile. The Company’s European operations typically purchase natural gas under long-term supply arrangements with terms that range from one to five years and, through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have long-term arrangements covering at least 40% of its expected total energy use over a medium-term horizon (approximately two years), where possible. In most energy markets, the Company currently has more than 50% coverage over such medium-term horizon. Coverage varies by geography with higher coverage in Europe. However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the first quarter of 2024 was $78 million compared to $68 million for the first quarter of 2023. The increase was primarily due to higher interest rates.

Provision for Income Taxes

The Company’s effective tax rate from operations for the first quarter of 2024 was 35% compared to 22.2% for the first quarter of 2023.  The effective tax rate for the first quarter of 2024 differed from the first quarter of 2023 due to a change in the mix of geographic earnings.

Net Earnings Attributable to the Company

For the first quarter of 2024, the Company recorded net earnings attributable to the Company of $72 million, or $0.45 per share (diluted), compared to $206 million, or $1.29 per share (diluted), in the first quarter of 2023.

Forward-Looking Operational and Financial Information

●	The company now expects sales volume (in tons) will be flat to up low single digits in full year 2024 compared to 2023. This lower growth rate reflects a slower than anticipated rate of consumer consumption recovery following the current market downturn, as well as a slightly longer duration of inventory destocking in key end-use categories, including wine and spirits.
●	As a result, the Company expects higher operating costs due to an increase in temporary production curtailment costs to balance supply with softer demand. The Company is also accelerating its margin expansion initiative program to partially mitigate the incremental commercial pressures.
●	The Company will continue to focus on long-term value creation, including advancing its MAGMA deployment. The Company remains on track with its first MAGMA greenfield plant in Kentucky expected to start in July or August 2024.
●	Cash provided by operating activities is expected to be approximately $675 million to $700 million for 2024. Capital expenditures in 2024 are expected to be approximately $550 million to $575 million.
●	While the pace of consumer recovery is slower than originally anticipated, the Company remains confident in the long-term positive trajectory of glass packaging demand, continuing to benefit from mega trends such as premiumization, sustainability, and health and wellness, as well as strong favorable earnings potential as markets recover.
●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2024 were $40 million compared to $60 million in the first quarter of 2023. These costs decreased in the first quarter of 2024 primarily due to lower management incentive expense and lower spending.

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

Capital Resources and Liquidity

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Original Agreement”), which refinanced in full the previous credit agreement. The Original Agreement provided for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allowed for a one-time borrowing of up to $600 million, the proceeds of which were used, in addition to other consideration paid by the Company and/or its subsidiaries, to fund an asbestos settlement trust (the “Paddock Trust”) established in connection with the confirmed plan of reorganization of Paddock Enterprises, LLC (“Paddock”) proposed by Paddock, O-I Glass and certain other parties in Paddock’s Chapter 11 case. On July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust.

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

At March 31, 2024, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.39 billion outstanding balance at March 31, 2024, net of debt issuance costs). At March 31, 2024, the Company had unused credit of $1.24 billion available under the revolving credit facilities provided by the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 2024 was 6.60%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2024, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

On May 26, 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described below. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At March 31, 2024, approximately €58 million and $17 million aggregate principal amounts of the 3.125% Senior Notes due 2024 and 5.375% Senior Notes due 2025, respectively, remained outstanding.

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

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at March 31, 2024 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows

Operating activities: Cash utilized in operating activities was $270 million and $193 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in cash utilized in operating activities in the first three months of 2024 was primarily due to lower net income than in the same period in 2023.

Working capital was a use of cash of $492 million in the first three months of 2024, compared to a use of cash of $536 million in the same period in 2023, with both periods reflecting higher inventories compared to the preceding year end period. The Company’s use of its accounts receivable factoring programs resulted in a decrease to cash utilized in operating activities of approximately $17 million for the three months ended March 31, 2024 and a decrease to cash utilized in operating activities of approximately $20 million for the three months ended March 31, 2023. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of March 31, 2024 were comparable to March 31, 2023. In addition, the Company expects to pay a one-time, previously accrued tax settlement of approximately $30 million in the second quarter of 2024.

Investing activities: Cash utilized in investing activities was $215 million for the three months ended March 31, 2024, compared to $98 million of cash utilized by investing activities for the three months ended March 31, 2023. Capital spending for property, plant and equipment was $213 million during the first three months of 2024, compared to $95 million in the same period in 2023, driven by higher spending on a new plant that the Company is constructing in Bowling Green, Kentucky and several other expansion projects. The Company estimates that its full year 2024 capital expenditures should be approximately $550 million to $575 million.

Financing activities:  Cash utilized in financing activities was $17 million for the three months ended March 31, 2024 compared to $16 million of cash utilized in financing activities for the three months ended March 31, 2023. During each of the three-month periods ended March 31, 2024 and 2023, the Company repurchased $10 million of its common stock.

The Company anticipates that cash flows from its operations and from utilization of credit available under the revolving credit facilities provided by the Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (the next 12 months) and long-term basis (beyond the next 12 months). However, as the Company cannot predict the conflict between Russia and Ukraine and its impact on the Company’s customers and suppliers. The negative financial impact to the Company’s results cannot be reasonably estimated but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements.

Critical Accounting Estimates

The Company’s analysis and discussion of its financial condition and results of operations are based upon its Condensed Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances at the time the financial statements are issued. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.

The impact of, and any associated risks related to, estimates and assumptions are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Condensed Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company’s reported and expected financial results.

There have been no other material changes in critical accounting estimates at March 31, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade disputes, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (2) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (3) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (4) changes in consumer preferences or customer inventory management practices, (5) the continuing consolidation of the Company’s customer base, (6) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it within the timeframe expected, (7) unanticipated supply chain and operational disruptions, including higher capital spending, (8) seasonality of customer demand, (9) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (10) labor shortages, labor cost increases or strikes, (11) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (12) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (13) any increases in the underfunded status of the Company’s pension plans, (14) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the Company or its third-party service providers, (15) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (16) risks associated with operating in foreign countries, (17) foreign currency fluctuations relative to the U.S. dollar, (18) changes in tax laws or U.S. trade policies, (19) the Company’s ability to comply with various environmental legal requirements, (20) risks related to recycling and recycled content laws and regulations, (21) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders, (22) risks related to the Company’s long-term succession planning process and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at March 31, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  No such environmental proceedings were pending or contemplated as of March 31, 2024.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in risk factors at March 31, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, the Company purchased 638,506 shares of its common stock for approximately $10 million pursuant to a $150 million anti-dilutive share repurchase program authorized by the Board of Directors on February 9, 2021 that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. The current program has no expiration date. Approximately $20 million remained available for purchases under this program as of March 31, 2024. The following table provides information about the Company’s purchases of its common stock during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31, 2024	639	$15.64	639	20
February 1 - February 29, 2024				20
March 1 - March 31, 2024				20
Total	639	$15.64	639

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit 10.1*	Form of Employee Performance Stock Unit Agreement for use under the Fourth Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan.

Exhibit 10.2*	Form of Employee Restricted Stock Unit Agreement for use under the Fourth Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	May 1, 2024	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer