Form 10-Q
period 2024-06-30
O-I Glass, Inc. /DE/
filed 2024-07-31
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9576

O-I GLASS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2781933
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

One Michael Owens Way, Perrysburg, Ohio	43551
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (567) 336-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	OI	New York Stock Exchange

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of June 30, 2024 was 155,364,292.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$1,729	$1,890	$3,322	$3,721
Cost of goods sold	(1,426)	(1,474)	(2,701)	(2,821)

Gross profit	303	416	621	900

Selling and administrative expense	(110)	(143)	(233)	(290)
Research, development and engineering expense	(20)	(22)	(42)	(41)
Interest expense, net	(87)	(118)	(165)	(186)
Equity earnings	30	30	55	60
Other expense, net	(12)	(9)	(15)	(19)

Earnings before income taxes	104	154	221	424
Provision for income taxes	(42)	(41)	(83)	(101)

Net earnings	62	113	138	323
Net earnings attributable to non-controlling interests	(5)	(3)	(9)	(7)
Net earnings attributable to the Company	$57	$110	$129	$316

Basic earnings per share:
Net earnings attributable to the Company	$0.37	$0.71	$0.83	$2.04
Weighted average shares outstanding (thousands)	155,280	154,989	154,777	154,843

Diluted earnings per share:
Net earnings attributable to the Company	$0.36	$0.69	$0.81	$1.98
Weighted average diluted shares outstanding (thousands)	157,382	159,328	157,925	159,212

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings	$62	$113	$138	$323
Other comprehensive income (loss):
Foreign currency translation adjustments	(257)	154	(252)	315
Pension and other postretirement benefit adjustments, net of tax	6		12	(3)
Change in fair value of derivative instruments, net of tax	10	(11)	19	(32)
Other comprehensive income (loss)	(241)	143	(221)	280
Total comprehensive income (loss)	(179)	256	(83)	603
Comprehensive (income) loss attributable to non-controlling interests	2	(6)	(2)	(13)
Comprehensive income (loss) attributable to the Company	$(177)	$250	$(85)	$590

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30,	December 31,	June 30,
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	$671	$913	$754
Trade receivables, net of allowance of $30 million, $30 million, and $34 million at June 30, 2024, December 31, 2023 and June 30, 2023	725	671	984
Inventories	1,153	1,071	1,037
Prepaid expenses and other current assets	270	229	260
Total current assets	2,819	2,884	3,035

Property, plant and equipment, net	3,465	3,555	3,241
Goodwill	1,395	1,473	1,901
Intangibles, net	226	254	268
Other assets	1,429	1,503	1,466
Total assets	$9,334	$9,669	$9,911

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,127	$1,437	$1,320
Short-term loans and long-term debt due within one year	500	248	242
Other liabilities	607	661	569
Total current liabilities	2,234	2,346	2,131

Long-term debt	4,648	4,698	4,778
Other long-term liabilities	821	881	859
Share owners' equity	1,631	1,744	2,143
Total liabilities and share owners’ equity	$9,334	$9,669	$9,911

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$138	$323
Non-cash charges
Depreciation and amortization	250	242
Pension expense	16	14
Stock-based compensation expense	6	29
Legacy environmental charge	10
Cash payments
Pension contributions	(9)	(17)
Cash paid for restructuring activities	(15)	(10)
Change in components of working capital	(439)	(541)
Other, net (a)	23	58
Cash provided by (utilized in) operating activities	(20)	98
Cash flows from investing activities:
Cash payments for property, plant and equipment	(373)	(268)
Contributions and advances to joint ventures		(8)
Net cash proceeds related to disposal of misc. assets	6	3
Net cash proceeds (payments) from hedging activities	(13)	7
Cash utilized in investing activities	(380)	(266)
Cash flows from financing activities:
Changes in borrowings, net	233	216
Payment of finance fees	(11)	(20)
Shares repurchased	(20)	(20)
Net cash payments for hedging activity		(40)
Distributions to non-controlling interests	(9)	(3)
Other, net	(13)	(1)
Cash provided by financing activities	180	132
Effect of exchange rate fluctuations on cash	(22)	17
Change in cash	(242)	(19)
Cash at beginning of period	913	773
Cash at end of period	$671	$754

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

O-I GLASS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1. Segment Information

The Company has two reportable segments and two operating segments based on its geographic locations: the Americas and Europe. These two segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. Certain assets and activities not directly related to one of the segments or to glass manufacturing are reported with Retained corporate costs and other. These include licensing, equipment manufacturing, global engineering, certain equity investments and the certain minor businesses in the Asia Pacific region. Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The Company’s management, including the chief operating decision maker (defined as the Chief Executive Officer), uses segment operating profit, supplemented by net sales and selected cash flow information, to evaluate segment performance and allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under accounting principles generally accepted in the United States (“U.S. GAAP”) and, therefore, does not purport to be an alternative to earnings before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures used by other companies.

Financial information for the three and six months ended June 30, 2024 and 2023 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales:
Americas	$899	$996	$1,753	$1,996
Europe	802	863	1,511	1,662
Reportable segment totals	1,701	1,859	3,264	3,658
Other	28	31	58	63
Net sales	$1,729	$1,890	$3,322	$3,721

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Earnings before income taxes	$104	$154	$221	$424
Items excluded from segment operating profit:
Retained corporate costs and other	32	54	72	114
Legacy environmental charge	10		10
Interest expense, net	87	118	165	186
Segment operating profit	$233	$326	$468	$724

Americas	$106	$126	$208	$303
Europe	127	200	260	421
Reportable segment totals	$233	$326	$468	$724

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2024	2023	2023
Total assets:
Americas	$5,009	$5,218	$5,574
Europe	3,796	3,949	3,652

Reportable segment totals	8,805	9,167	9,226
Other	529	502	685
Consolidated totals	$9,334	$9,669	$9,911

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

For the three- and six-month periods ended June 30, 2024 and June 30, 2023, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets. For the three- and six-month periods ended June 30, 2024 and June 30, 2023, revenue recognized from prior periods was not material.

The following tables for the three months ended June 30, 2024 and 2023 disaggregate the Company’s revenue by customer end use:

	Three months ended June 30, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$494	$600	$1,094
Food and other	220	116	336
Non-alcoholic beverages	185	86	271
Reportable segment totals	$899	$802	$1,701
Other			28
Net sales			$1,729

	Three months ended June 30, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$585	$647	$1,232
Food and other	226	130	356
Non-alcoholic beverages	185	86	271
Reportable segment totals	$996	$863	$1,859
Other			31
Net sales			$1,890

The following tables for the six months ended June 30, 2024 and 2023 disaggregate the Company’s revenue by customer end use:

	Six months ended June 30, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$963	$1,117	$2,080
Food and other	433	236	669
Non-alcoholic beverages	357	158	515
Reportable segment totals	$1,753	$1,511	$3,264
Other			58
Net sales			$3,322

	Six months ended June 30, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,194	$1,251	$2,445
Food and other	444	256	700
Non-alcoholic beverages	358	155	513
Reportable segment totals	$1,996	$1,662	$3,658
Other			63
Net sales			$3,721

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

At June 30, 2024 and June 30, 2023, the Company reported $725 million and $984 million of accounts receivable, respectively, net of allowances of $30 million and $34 million, respectively. Changes in the allowance were not material for each of the three and six months ended June 30, 2024 and June 30, 2023.

4. Inventories

Major classes of inventory at June 30, 2024, December 31, 2023 and June 30, 2023 are as follows:

	June 30,	December 31,	June 30,
	2024	2023	2023
Finished goods	$957	$868	$813
Raw materials	144	151	171
Operating supplies	52	52	53
	$1,153	$1,071	$1,037

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

An unrecognized loss of $3 million, $0 and $11 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign currency exchange risk. Approximately $3 million, $2 million and $10 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2024, December 31, 2023 and June 30, 2023:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2024	2023	2023	2024	2023	2023
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$—	$—	$10	$14	$18
Cash flow hedges of foreign exchange risk (b)						3
Fair value hedges of foreign exchange risk (c)	6	4	17	82	111	98
Net investment hedges (d)	3	4	8	37	56	45
Total derivatives accounted for as hedges	$9	$8	$25	$129	$181	$164
Derivatives not designated as hedges:
Foreign exchange derivative contracts (e)	2	5	1	8	9	7
Total derivatives	$11	$13	$26	$137	$190	$171

Current	$11	$13	$26	$12	$17	$18
Noncurrent				125	173	153
Total derivatives	$11	$13	$26	$137	$190	$171
(a)	The notional amount of the commodity forward contracts and collars was approximately 33 million, 38 million, and 43 million British Thermal Units (“BTUs”) at June 30, 2024, December 31, 2023, and June 30, 2023, respectively. The maximum maturity dates are in 2027 at June 30, 2024, December 31, 2023, and June 30, 2023.
(b)	The notional amounts of the cash flow hedges of foreign exchange risk were 0 Mexican pesos at June 30, 2024, 0 Mexican pesos at December 31, 2023 and 477 million Mexican pesos at June 30, 2023. The maximum maturity date was in 2023 at June 30, 2023.
(c)	The notional amounts of the fair value hedges of foreign exchange risk were $833 million at June 30, 2024, $833 million at December 31, 2023 and $844 million at June 30, 2023. The maximum maturity dates are in 2030 at June 30, 2024, December 31, 2023 and June 30, 2023.
(d)	The notional amounts of the net investment hedges were €483 million at June 30, 2024, €483 million at December 31, 2023 and €483 million at June 30, 2023. The maximum maturity dates are in 2026 at June 30, 2024, December 31, 2023 and June 30, 2023.
(e)	The notional amounts of the foreign exchange derivative contracts were $572 million, $407 million and $417 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. The maximum maturity dates are in 2024 at June 30, 2024, and in 2023 at December 31, 2023 and June 30, 2023.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as hedging instruments:	2024	2023	2024	2023
Cash Flow Hedges
Commodity forward contracts and collars (a)	$—	$(5)	$(3)	$(7)
Cash flow hedges of foreign exchange risk (a)		(1)		(1)
Net Investment Hedges
Net Investment Hedges (b)	6	(4)	1	1
	$6	$(10)	$(2)	$(7)

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments:	2024	2023	2024	2023
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(4)	$(23)	$(6)	$(11)
Cash flow hedges of foreign exchange risk (a)		(3)		—
Net Investment Hedges
Net Investment Hedges (b)	21	(10)	3	2
	$17	$(36)	$(3)	$(9)

	Amount of Gain (Loss) Recognized in Other expense, net		Amount of Gain (Loss) Recognized in Other expense, net
	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedges:	2024	2023	2024	2023
Foreign exchange derivative contracts	$(12)	$(5)	$(15)	$(6)

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2024 and 2023 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2024	$19	$—	$10	$29
Net cash paid, principally severance and related benefits	(4)		(1)	(5)
Balance at June 30, 2024	$15	$—	$9	$24

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2023	$14	$—	$7	$21
Net cash paid, principally severance and related benefits	(3)		(1)	(4)
Balance at June 30, 2023	$11	$—	$6	$17

Selected information related to the restructuring accruals for the six months ended June 30, 2024 and 2023 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2024	$27	$—	$12	$39
Net cash paid, principally severance and related benefits	(12)		(3)	(15)
Balance at June 30, 2024	$15	$—	$9	$24

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2023	$17	$—	$10	$27
Net cash paid, principally severance and related benefits	(6)		(4)	(10)
Balance at June 30, 2023	$11	$—	$6	$17

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of June 30, 2024 and 2023, no major restructuring programs were in effect.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2024 and 2023 are as follows:

	U.S.		Non-U.S.
	Three months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
Service cost	$1	$2	$2	$2
Interest cost	11	11	9	9
Expected asset return	(13)	(14)	(8)	(7)
Amortization of actuarial loss	3	2	3	2
Net periodic pension cost	$2	$1	$6	$6

The components of the net periodic pension cost for the six months ended June 30, 2024 and 2023 are as follows:

	U.S.		Non-U.S.
	Six months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service cost	$2	$3	$4	$4
Interest cost	22	23	18	18
Expected asset return	(26)	(28)	(16)	(14)
Amortization of actuarial loss	6	4	6	4
Net periodic pension cost	$4	$2	$12	$12

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

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, France, Germany, Indonesia, Italy, Peru, and the U.S. The years under examination range from 2004 through 2023. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

9. Debt

The following table summarizes the long-term debt of the Company at June 30, 2024, December 31, 2023, and June 30, 2023:

	June 30,	December 31,	June 30,
	2024	2023	2023
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A	1,392	1,391	1,427
Senior Notes:
5.875%, due 2023			108
3.125%, due 2024 (€58 million)	62	63	61
6.375%, due 2025		299	298
5.375%, due 2025	17	17	17
2.875%, due 2025 (€176 million at June 30, 2024, €500 million at December 31, 2023 and June 30, 2023)	188	551	541
6.625%, due 2027	609	608	607
6.250%, due 2028 (€600 million)	635	656	645
5.250%, due 2029 (€500 million)	527
4.750%, due 2030	397	396	396
7.250%, due 2031	682	682	679
7.375%, due 2032	296
Finance leases	189	174	157
Other	1	3	3
Total long-term debt	4,995	4,840	4,939
Less amounts due within one year	347	142	161
Long-term debt	$4,648	$4,698	$4,778

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

At June 30, 2024, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.39 billion outstanding balance at June 30, 2024, net of debt issuance costs). At June 30, 2024, the Company had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at June 30, 2024 was 6.87%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2024, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company issued €500 million aggregate principal amount of senior notes that bear interest of 5.250% and mature on June 1, 2029. Also, in May 2024, the Company issued $300 million aggregate principal amount of senior notes that bear interest of 7.375% and mature on June 1, 2032. The senior notes were issued via private placements and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs, were used to repurchase and redeem the aggregate principal amounts described in the May 2024 tender offer and redemption below.

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. At June 30, 2024, approximately €176 million aggregate principal amounts of the 2.875% Senior Notes due 2025 remained outstanding.

In May 2023, the Company issued €600 million aggregate principal amount of senior notes that bear interest at a rate of 6.250% per annum and mature on May 15, 2028. Also, in May 2023, the Company issued $690 million aggregate principal amount of senior notes that bear interest at a rate of 7.250% per annum and mature on May 15, 2031.  The senior notes were issued via a private placement and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs were used to redeem the aggregate principal amounts described in the May 2023 tender offers below.

In May 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described above. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At June 30, 2024, approximately €58 million and $17 million aggregate principal amounts of the 3.125% Senior Notes due 2024 and 5.375% Senior Notes due 2025, respectively, remained outstanding.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at June 30, 2024 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
3.125%, due 2024 (€58 million)	$62	99.70	$62
5.375%, due 2025	17	99.91	17
2.875%, due 2025 (€176 million)	188	99.08	186
6.625%, due 2027	612	99.88	611
6.250%, due 2028 (€600 million)	641	103.51	663
5.250%, due 2029 (€500 million)	534	100.51	537
4.750%, due 2030	400	91.42	366
7.250%, due 2031	690	100.05	690
7.375%, due 2032	300	100.08	300

10. Contingencies

The Company has been identified by the U.S. Environmental Protection Agency or a comparable state or federal agency as a potentially responsible party (“PRP”) at a number of sites in the U.S., including certain Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) (Superfund) sites, as well as sites previously owned or operated by the Company.  As an identified PRP, the Company may have liability for investigation, remediation and monitoring of contamination, as well as associated penalties and natural resource damages, if any.  The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

The Company has recorded aggregate accruals of approximately $33 million, $26 million and $24 million (undiscounted) as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows.  Other than related to the site discussed below, any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

As part of the above, from December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States are currently engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. The Company undertook sampling at the site in 2024 and has proposed settling this matter and has recorded a charge of $10 million in the second quarter of 2024 as its best estimate of this liability based on current information. This charge was recorded to Other expense, net on the Condensed Consolidated Results of Operations.  While the Company believes it has meritorious defenses against this suit, if the proposed settlement is not accepted by the NPS and the lawsuit proceeds, the ultimate resolution of this matter could result in a loss in excess of the amount currently accrued.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2024 and 2023 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2024	$2	$3,081	(690)	$854	$(1,560)	$139	$1,826
Reissuance of common stock (0.2 million shares)		(1)	5				4
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (1.9 million shares)		(1)					(1)
Net earnings				57		5	62
Other comprehensive loss					(234)	(7)	(241)
Distributions to non-controlling interests						(9)	(9)
Balance on June 30, 2024	$2	$3,069	$(685)	$911	$(1,794)	$128	$1,631

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2023	$2	$3,093	$(690)	$1,091	$(1,727)	$118	$1,887
Reissuance of common stock (0.2 million shares)			3				3
Shares repurchased (0.7 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		10					10
Net earnings				110		3	113
Other comprehensive income					140	3	143
Distributions to non-controlling interests						(3)	(3)
Balance on June 30, 2023	$2	$3,093	$(687)	$1,201	$(1,587)	$121	$2,143

The activity in share owners’ equity for the six months ended June 30, 2024 and 2023 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2024	$2	$3,086	$(681)	$782	$(1,580)	$135	$1,744
Reissuance of common stock (0.4 million shares)		(3)	10				7
Shares repurchased (1.3 million shares)		(20)					(20)
Stock compensation (1.9 million shares)		6					6
Net earnings				129		9	138
Other comprehensive loss					(214)	(7)	(221)
Distributions to non-controlling interests						(9)	(9)
Other			(14)				(14)
Balance on June 30, 2024	$2	$3,069	$(685)	$911	$(1,794)	$128	$1,631

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2023	$2	$3,079	$(688)	$885	$(1,861)	$111	$1,528
Issuance of common stock (0.4 million shares)		5					5
Reissuance of common stock (0.3 million shares)			7				7
Shares repurchased (1.0 million shares)		(20)					(20)
Stock compensation (0.7 million shares)		29					29
Net earnings				316		7	323
Other comprehensive income					274	6	280
Distributions to non-controlling interests						(3)	(3)
Other			(6)				(6)
Balance on June 30, 2023	$2	$3,093	$(687)	$1,201	$(1,587)	$121	$2,143

During the three months ended June 30, 2024, the Company purchased 619,217 shares of its common stock for approximately $10 million. The share purchases were all made in April 2024 pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on February 9, 2021. On May 14, 2024, the Company’s Board of Directors authorized a new $100 million anti-dilutive share repurchase program, which supersedes and replaces the prior share repurchase program and is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. No purchases were made under the new share repurchase program during the three months ended June 30, 2024, and $100 million remained available for purchases under this program as of June 30, 2024.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2024	2023	2023

Shares of common stock issued (including treasury shares)	186,533	185,009	186,084

Treasury shares	31,169	30,755	31,024

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2024 and 2023 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2024	$(944)	$(34)		$(582)		$(1,560)
Change before reclassifications	(250)	14				(236)
Amounts reclassified from accumulated other comprehensive income (loss)		(2)	(a)	6	(b)	4
Translation effect		(1)		1		—
Tax effect		(1)		(1)		(2)
Other comprehensive income (loss) attributable to the Company	(250)	10		6		(234)
Balance on June 30, 2024	$(1,194)	$(24)		$(576)		$(1,794)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2023	$(1,122)	$(17)		$(588)		$(1,727)
Change before reclassifications	151	(7)				144
Amounts reclassified from accumulated other comprehensive income (loss)		(7)	(a)	4	(b)	(3)
Translation effect				(4)		(4)
Tax effect		3				3
Other comprehensive income (loss) attributable to the Company	151	(11)		—		140
Balance on June 30, 2023	$(971)	$(28)		$(588)		$(1,587)
(a)	Amount is recorded to cost of goods sold and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).

(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2024	$(949)	$(43)		$(588)		$(1,580)
Change before reclassifications	(245)	22		(1)		(224)
Amounts reclassified from accumulated other comprehensive income (loss)		(3)	(a)	12	(b)	9
Translation effect				2		2
Tax effect				(1)		(1)
Other comprehensive income (loss) attributable to the Company	(245)	19		12		(214)
Balance on June 30, 2024	$(1,194)	$(24)		$(576)		$(1,794)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2023	$(1,280)	$4		$(585)		$(1,861)
Change before reclassifications	309	(26)		(1)		282
Amounts reclassified from accumulated other comprehensive income (loss)		(9)	(a)	8	(b)	(1)
Translation effect				(10)		(10)
Tax effect		3				3
Other comprehensive income (loss) attributable to the Company	309	(32)		(3)		274
Balance on June 30, 2023	$(971)	$(28)		$(588)		$(1,587)
(a)	Amount is recorded to cost of goods sold and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Expense, Net

Other expense, net for the three and six months ended June 30, 2024 and 2023 included the following:

	Three months ended June 30,			Six months ended June 30,
	2024	2023		2024	2023
Legacy environmental charge	$(10)	$		$(10)	$
Intangible amortization expense	(7)		(8)	(15)		(16)
Foreign currency exchange loss			(2)	(3)		(1)
Royalty income	6		6	12		13
Other income (expense)	(1)		(5)	1		(15)
Other expense, net	$(12)		$(9)	$(15)		$(19)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Numerator:
Net earnings attributable to the Company	$57	$110
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	155,280	154,989
Effect of dilutive securities:
Stock options and other	2,102	4,339
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	157,382	159,328
Basic earnings per share:
Net earnings attributable to the Company	$0.37	$0.71
Diluted earnings per share:
Net earnings attributable to the Company	$0.36	$0.69

The diluted earnings per share computation for the three months ended June 30, 2024 and 2023 excludes 1,422,689 and 546,143 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Numerator:
Net earnings attributable to the Company	$129	$316
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,777	154,843
Effect of dilutive securities:
Stock options and other	3,148	4,369
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	157,925	159,212
Basic earnings per share:
Net earnings attributable to the Company	$0.83	$2.04
Diluted earnings per share:
Net earnings attributable to the Company	$0.81	$1.98

The diluted earnings per share computation for the six months ended June 30, 2024 and 2023 excludes 1,021,851 and 384,545 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Six months ended June 30,
	2024	2023
U.S.	$5	$8
Non-U.S.	94	73
Total income taxes paid in cash	$99	$81

Interest paid in cash for the six months ended June 30, 2024 and 2023 was $188 million and $160 million, respectively. Cash interest for the six months ended June 30, 2023 included $3 million of note repurchase premiums.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheets. At June 30, 2024, December 31, 2023 and June 30, 2023, the total amount of trade receivables sold by the Company was $632 million, $542 million, and $556 million, respectively. These amounts included $252 million, $178 million and $271 million at June 30, 2024, December 31, 2023, and June 30, 2023, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

The Company’s use of its accounts receivable factoring programs resulted in an increase to cash provided by operating activities of approximately $90 million for the six months ended June 30, 2024 and an increase in cash provided by operating activities of approximately $21 million for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, the Company recorded expenses related to these factoring programs of approximately $13 million and $11 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Condensed Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of June 30, 2024, December 31, 2023 and June 30, 2023, the Company had approximately $91 million, $113 million, and $123 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

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

Financial information for the three and six months ended June 30, 2024 and 2023 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Sales:
Americas	$899	$996	$1,753	$1,996
Europe	802	863	1,511	1,662
Reportable segment totals	1,701	1,859	3,264	3,658
Other	28	31	58	63
Net Sales	$1,729	$1,890	$3,322	$3,721

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings attributable to the Company	$57	$110	$129	$316
Net earnings attributable to non-controlling interests	5	3	9	7
Net earnings	62	113	138	323
Provision for income taxes	42	41	83	101
Earnings before income taxes	104	154	221	424
Items excluded from segment operating profit:
Retained corporate costs and other	32	54	72	114
Legacy environmental charge	10		10
Interest expense, net	87	118	165	186
Segment operating profit	$233	$326	$468	$724

Americas	106	126	208	303
Europe	127	200	260	421
Reportable segment totals	$233	$326	$468	$724

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2024 and 2023

Net sales in the second quarter of 2024 decreased $161 million, or 9%, compared to the same quarter in the prior year, as a result of lower sales volumes, lower average selling prices and the unfavorable effects of changes in foreign currency translation.

Earnings before income taxes were $50 million lower in the second quarter of 2024 compared to the second quarter of 2023. This decrease was primarily due to lower segment operating profit, partially offset by lower interest expense and retained corporate and other costs.

Segment operating profit for reportable segments in the second quarter of 2024 was $93 million lower compared to the same quarter of 2023, primarily due to lower shipments, lower net prices and higher operating costs due to lower production volumes driven by temporary curtailments of production to balance with lower demand.

Net interest expense for the second quarter of 2024 decreased $31 million compared to the second quarter of 2023, primarily due to lower note repurchase premiums, write-offs of deferred finance fees and related charges, partially offset by higher interest rates.

For the second quarter of 2024, the Company recorded net earnings attributable to the Company of $57 million, or $0.36 per share (diluted), compared to net earnings attributable to the Company of $110 million, or $0.69 per share (diluted), in the second quarter of 2023. As discussed below, net earnings attributable to the Company in both periods included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $12 million, or $0.08 per share, in the second quarter of 2024 and decreased net earnings attributable to the Company by $30 million, or $0.19 per share, in the second quarter of 2023.

Results of Operations — Second Quarter of 2024 Compared with Second Quarter of 2023

Net Sales

The Company’s net sales in the second quarter of 2024 were $1,729 million compared with $1,890 million in the second quarter of 2023, a decrease of $161 million, or 9%. Lower average selling prices decreased net sales by $39 million in second quarter of 2024. Glass container shipments, in tons, declined approximately 4.5% in the second quarter of 2024, which decreased net sales by approximately $111 million compared to the same period in prior year. This decline primarily resulted from continued sluggish market conditions with soft consumer consumption activity in all end-use categories and receding destocking trends. As of the end of the second quarter of 2024, the Company believes that destocking activity has receded across most categories, except spirits which will likely continue through the end of 2024. Unfavorable foreign currency exchange rates decreased net sales by $8 million in the second quarter of 2024 compared to the same period in the prior year. Other sales were approximately $3 million lower in the second quarter of 2024 than in the same period in the prior year, driven by lower sales in Asia.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2023		$1,859
Price	$(39)
Sales volume and mix	(111)
Effects of changing foreign currency rates	(8)
Total effect on reportable segment net sales		(158)
Reportable segment net sales - 2024		$1,701

Americas: Net sales in the Americas in the second quarter of 2024 were $899 million compared to $996 million in the second quarter of 2023, a decrease of $97 million, or 10%. Slightly higher selling prices in the region increased net sales by $13 million in the second quarter of 2024, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 8.5% in the second quarter of 2024 compared to the same period in the prior year, which decreased net sales by approximately $109 million. The decline in sales were driven by lower shipments to beer, wine and spirits customers in North America and Mexico in the quarter, however, shipments were up by a double digit percentage in the Andean market following recent expansion. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $1 million in the second quarter of 2024 compared to the prior year quarter.

Europe: Net sales in Europe in the second quarter of 2024 were $802 million compared to $863 million in the second quarter of 2023, a decrease of $61 million, or 7%. Lower average selling prices in Europe decreased net sales by $52 million in the second quarter of 2024. Glass container shipments were comparable in the second quarter of 2024 to the second quarter of 2023 and decreased net sales by approximately $2 million compared to the prior year quarter. Shipments to beer and wine customers were up modestly compared to the same quarter in the prior year while spirits shipments remained soft. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $7 million in the second quarter of 2024, as the Euro weakened in relation to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $104 million in the second quarter of 2024 compared to $154 million in the second quarter of 2023, a decrease of $50 million.  This decrease was primarily due to lower segment operating profit, partially offset by lower interest expense and retained corporate and other costs.

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

Segment operating profit of reportable segments in the second quarter of 2024 was $233 million, compared to $326 million in the second quarter of 2023, a decrease of $93 million, or 29%. This decrease was primarily due to lower shipments, lower net prices and higher operating costs due to lower production volumes driven by temporary curtailments of production to balance with lower demand and the non-recurrence of an energy subsidy received in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2023		$326
Net price (net of cost inflation)	$(42)
Sales volume and mix	(22)
Operating costs	(30)
Effects of changing foreign currency rates	1
Total net effect on reportable segment operating profit		(93)
Reportable segment operating profit - 2024		$233

Americas: Segment operating profit in the Americas in the second quarter of 2024 was $106 million, compared to $126 million in the second quarter of 2023, a decrease of $20 million, or 16%. The impact of lower shipments discussed above resulted in a $21 million decrease to segment operating profit in the second quarter of 2024 compared to the same period in 2023. Operating costs in the second quarter of 2024 were $6 million higher than in the same period in the prior year. The increase in operating costs was primarily due to lower production volumes, driven by temporary curtailments of production to balance with lower demand, partially offset by margin expansion initiatives, including approximately $17 million of lower operating costs as a result of the region’s restructuring actions taken in 2023 (in line with management’s expectations). Higher selling prices exceeded cost inflation and resulted in a $3 million increase to segment operating profit in the second quarter of 2024. The effects of foreign currency exchange rates increased segment operating profit by $4 million in the second quarter of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the second quarter of 2024 due to unabsorbed fixed costs.  Temporary production curtailments will continue during 2024, and this is expected to increase operating costs. In addition, the Company will continue to monitor business trends and consider whether any indefinite or permanent capacity closures in the Americas will be necessary in the future to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in the second quarter of 2024 was $127 million compared to $200 million in the second quarter of 2023, a decrease of $73 million, or 37%. The impact of a change in sales mix decreased segment operating profit by approximately $1 million. Lower selling prices decreased segment operating profit by $45 million in the second quarter of 2024 compared to the same period in the prior year. Operating costs in the second quarter of 2024 were $24 million higher than in the prior year period. Operating costs were impacted in the second quarter of 2024 by lower production volumes, driven by temporary production curtailments to balance supply with demand, lower earnings from joint ventures and the non-recurrence of approximately $9 million in subsidies received from the Italian government to help mitigate the impact of elevated energy costs in the second quarter of 2023. The effects of foreign currency exchange rates slightly decreased segment operating profit by $3 million in the second quarter of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the second quarter of 2024 due to unabsorbed fixed costs. Temporary production curtailments will continue during 2024, and this is expected to increase operating costs. In addition, the Company will continue to monitor business trends and consider whether any indefinite or permanent capacity closures in Europe will be necessary in the future to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In addition, the ongoing conflict between Russia and Ukraine has caused a significant change in the global gas market, resulting in a shift toward liquified natural gas. This transition has increased volatility in the market, as countries seek to diversify their energy sources and reduce dependance on traditional natural gas supplies. The Company’s European operations typically purchase natural gas under long-term supply arrangements with terms that range from one to five years and, through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have coverage of at least 40% of its expected total energy use over a medium-term horizon (approximately two years), where possible. However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the second quarter of 2024 was $87 million compared to $118 million for the second quarter of 2023. The decrease was primarily due to $37 million in lower note repurchase premiums, write-offs of deferred finance fees and related charges in the second quarter of 2024, partially offset by higher interest rates.

Provision for Income Taxes

The Company’s effective tax rate from operations for the second quarter of 2024 was 40.4% compared to 26.6% for the second quarter of 2023.  The effective tax rate for the second quarter of 2024 differed from the second quarter of 2023 due to a change in the mix of geographic earnings.

Net Earnings Attributable to the Company

For the second quarter of 2024, the Company recorded net earnings attributable to the Company of $57 million, or $0.36 per share (diluted), compared to $110 million, or $0.69 per share (diluted), in the second quarter of 2023. Earnings in the second quarter of 2024 and 2023 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2024	2023
Legacy environmental charge	$(10)	$
Charges for note repurchase premiums and write-off of deferred finance fees and related charges	(2)		(39)
Net provision for income tax on items above			9
Total	$(12)		$(30)

Executive Overview — Six months ended June 30, 2024 and 2023

Net sales for the first six months of 2024 decreased $399 million, or 11%, compared to the same period in the prior year, as the benefit of favorable foreign currency translation was more than offset by lower sales volumes and lower average selling prices.

Earnings before income taxes were $203 million lower in the first six months of 2024 compared to the same period in 2023. This decrease was primarily due to lower segment operating profit, partially offset by lower interest expense and retained corporate and other costs.

Segment operating profit for reportable segments in the first six months of 2024 was $256 million lower compared to the first six months of 2023, primarily due to lower shipments, lower net prices and higher operating costs due to lower production volumes driven by temporary curtailments of production to balance with lower demand.

Net interest expense for the first half of 2024 decreased $21 million compared to the same period in 2023, primarily due to lower note repurchase premiums, write-offs of deferred finance fees and related charges, partially offset by higher interest rates.

For the first six months of 2024, the Company recorded net earnings attributable to the Company of $129 million, or $0.81 per share (diluted), compared to net earnings attributable to the Company of $316 million, or $1.98 per share (diluted), in the first six months of 2023. As discussed below, net earnings attributable to the Company in the first half of 2024 and 2023 included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $12 million, or $0.08 per share, in the first six months of 2024 and decreased net earnings attributable to the Company by $30 million, or $0.19 per share, in the first six months of 2023.

Results of Operations — First Six Months of 2024 Compared with First Six Months of 2023

Net Sales

The Company’s net sales in the first six months of 2024 were $3,322 million compared with $3,721 million in the first six months of 2023, a decrease of $399 million, or 11%. Lower average selling prices decreased net sales by $53 million in the first six months of 2024. Glass container shipments, in tons, declined approximately 8.5% in the first half of 2024, which decreased net sales by approximately $375 million compared to the same period in the prior year. This decline resulted from destocking across the value chain, as the Company’s customers, distributors and retailers adjusted their inventory management practices to lower levels and soft consumer consumption activity. As of the end of the second quarter of 2024, the Company believes that destocking activity has receded in all categories other than spirits which will likely continue through the end of 2024. Favorable foreign currency exchange rates increased net sales by

$34 million in the first six months of 2024 compared to the same period in the prior year. Other sales were approximately $5 million lower in the first half of 2024 than in the same period in the prior year, driven by lower sales in Asia.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2023		$3,658
Price	$(53)
Sales volume and mix	(375)
Effects of changing foreign currency rates	34
Divestitures
Total effect on reportable segment net sales		(394)
Reportable segment net sales - 2024		$3,264

Americas: Net sales in the Americas in the first six months of 2024 were $1,753 million compared to $1,996 million for the first six months of 2023, a decrease of $243 million, or 12%. Slightly higher selling prices in the region increased net sales by $19 million in the first half of 2024, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 12% in the first half of 2024 compared to the same period in the prior year, which decreased net sales by approximately $296 million. The decline in sales resulted from destocking activity, especially related to wine, spirits and beer customers, and soft consumer consumption. The favorable effects of foreign currency exchange rate changes increased net sales by $34 million in the first half of 2024 compared to the same period in prior year, as the Brazilian Real and Mexican Peso strengthened compared to the U.S. dollar.

Europe: Net sales in Europe in the first six months of 2024 were $1,511 million compared to $1,662 million in the first six months of 2023, a decrease of $151 million, or 9%. Lower average selling prices in Europe decreased net sales by $72 million in the first half of 2024. Glass container shipments declined by approximately 5% in the first six months of 2024, primarily due to destocking activity, especially related to wine, spirits and beer customers, and soft consumer consumption. Lower shipments in the first half of 2024 decreased net sales by approximately $79 million compared to the same period in prior year.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $221 million in the first half of 2024 compared to $424 million in the first half of 2023, a decrease of $203 million.  This decrease was due to lower segment operating profit, partially offset by lower interest expense and retained corporate and other costs.

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

Segment operating profit of reportable segments in the first half of 2024 was $468 million, compared to $724 million in the first half of 2023, a decrease of $256 million, or 35%. This decrease was primarily due to lower shipments, lower net prices and higher operating costs due to lower production volumes driven by temporary curtailments of production to balance with lower demand, lower earnings from joint ventures and the non-recurrence of an energy subsidy received in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2023		$724
Net price (net of cost inflation)	$(57)
Sales volume and mix	(74)
Operating costs	(130)
Effects of changing foreign currency rates	5
Divestitures
Total net effect on reportable segment operating profit		(256)
Reportable segment operating profit - 2024		$468

Americas: Segment operating profit in the Americas in the first six months of 2024 was $208 million, compared to $303 million in the first six months of 2023, a decrease of $95 million, or 31%. The impact of lower shipments discussed above resulted in a $56 million decrease to segment operating profit in the first half of 2024 compared to the same period in 2023. Operating costs in the first half of 2024 were $46 million higher than in the same period in the prior year. The increase in operating costs was primarily due to lower production volumes, driven by temporary curtailments of production to balance with lower demand, partially offset by margin expansion initiatives, including approximately $31 million of lower operating costs as a result of the region’s restructuring actions taken in 2023 (in line with management’s expectations). Higher cost inflation slightly exceeded higher selling prices and resulted in a $1 million decrease to segment operating profit in the first half of 2024. The effects of foreign currency exchange rates increased segment operating profit by $8 million in the first six months of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the first six months of 2024 due to unabsorbed fixed costs.  Temporary production curtailments will continue during 2024, and this is expected to increase operating costs. In addition, the Company will continue to monitor business trends and consider whether any indefinite or permanent capacity closures in the Americas will be necessary in the future to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in the first six months of 2024 was $260 million compared to $421 million in the first six months of 2023, a decrease of $161 million, or 38%. The impact of lower shipments discussed above decreased segment operating profit by approximately $18 million. Operating costs in the first half of 2024 were $84 million higher than in the prior year period. Operating costs were impacted in the first half of 2024 by lower production volumes, driven by temporary production curtailments to balance supply with demand, lower earnings from joint ventures and the non-recurrence of approximately $16 million in subsidies received from the Italian government to help mitigate the impact of elevated energy costs in the first half of 2023, partially offset by benefits from margin expansion initiatives. Lower selling prices decreased segment operating profit by $56 million in the first six months of 2024 compared to the same period in the prior year. The effects of foreign currency exchange rates slightly decreased segment operating profit by $4 million in the first six months of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the first six months of 2024 due to unabsorbed fixed costs. Temporary production curtailments will continue during 2024, and this is expected to increase operating costs. In addition, the Company will continue to monitor business trends and consider whether any indefinite or permanent capacity closures in Europe will be necessary in the future to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In addition, the ongoing conflict between Russia and Ukraine has caused a significant change in the global gas market, resulting in a shift toward liquified natural gas. This transition has increased volatility in the market, as countries seek to diversify their energy sources and reduce dependance on traditional natural gas supplies. The Company’s European operations typically purchase natural gas under long-term supply arrangements with terms that range from one to five years and, through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have coverage of at least 40% of its expected total energy use over a medium-term horizon (approximately two years), where possible. However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the first six months of 2024 was $165 million compared to $186 million for the first six months of 2023. The decrease was primarily due to $37 million in lower note repurchase premiums, write-offs of deferred finance fees and related charges, partially offset by higher interest rates.

Provision for Income Taxes

The Company’s effective tax rate from operations for the six months ended June 30, 2024 was 37.6% compared to 23.8% for the six months ended June 30, 2023.  The effective tax rate for the first half of 2024 differed from the first half of 2023 due to a change in the mix of geographic earnings.

Net Earnings Attributable to the Company

For the first six months of 2024, the Company recorded net earnings attributable to the Company of $129 million, or $0.81 per share (diluted), compared to $316 million, or $1.98 per share (diluted), in the first six months of 2023. Earnings in the first half of 2024 and 2023 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2024	2023
Legacy environmental charge	$(10)	$
Charges for note repurchase premiums and write-off of deferred finance fees and related charges	(2)		(39)
Net provision for income tax on items above			9
Total	$(12)		$(30)

Forward-Looking Operational and Financial Information

●	The Company expects gradually improving sales demand in the second half of 2024 as compared to the second half of 2023. For the full year 2024, the Company expects sales volume (in tons) will be flat to down by a low single digit percentage compared to 2023.
●	Over a multi-year time horizon, the Company plans to implement a number of initiatives to increase profitability. Initially, the Company will focus on its Fit to Win initiative with the goal of increasing adjusted EBITDA to at least $1.45 billion by 2027.
●	The Company has announced several near-term actions as part of its Fit to Win program. The Company is implementing a broad-based production pause during the third quarter of 2024 to quickly draw down excessive inventories and improve its 2025 cash generation. Furthermore, the Company intends to indefinitely close at least six furnaces over the next three quarters across O-I to reduce redundant capacity and begin to optimize its network. And the Company expects to reduce selling, general and administrative costs significantly as it streamlines the organization.
●	The Company remains on track with its first MAGMA greenfield plant in Kentucky expected to start in the third quarter. The Company intends to refocus MAGMA by installing certain of its current heritage plant network with Gen 1 melters at the end of their life.
●	Cash provided by operating activities is expected to be approximately $625 million to $650 million for 2024. Capital expenditures in 2024 are expected to be approximately $550 million to $575 million.
●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2024 were $32 million compared to $54 million in the second quarter of 2023 and were $72 million for the first six months of 2024 compared to $114 million for the first six months of 2023. These costs decreased in the second quarter and first six months of 2024 primarily due to lower management incentive expense and lower spending.

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

Legacy Environmental Charge

From December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States are currently engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. The Company undertook sampling at the site in 2024 and has proposed settling this matter and has recorded a charge of $10 million in the second quarter of 2024 as its best estimate of this liability based on current information. This charge was recorded to Other expense, net on the Condensed Consolidated Results of Operations.  While the Company believes it has meritorious defenses against this suit, if the proposed settlement is not accepted by the NPS and the lawsuit proceeds, the ultimate resolution of this matter could result in a loss in excess of the amount currently accrued.

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

At June 30, 2024, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.39 billion outstanding balance at June 30, 2024, net of debt issuance costs). At June 30, 2024, the Company had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at June 30, 2024 was 6.87%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2024, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company issued €500 million aggregate principal amount of senior notes that bear interest of 5.250% and mature on June 1, 2029. Also, in May 2024, the Company issued $300 million aggregate principal amount of senior notes that bear interest of 7.375% and mature on June 1, 2032. The senior notes were issued via private placements and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs, were used to repurchase and redeem the aggregate principal amounts described in the May 2024 tender offer and redemption below.

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. At June 30, 2024, approximately €176 million aggregate principal amounts of the 2.875% Senior Notes due 2025 remained outstanding.

In May 2023, the Company issued €600 million aggregate principal amount of senior notes that bear interest at a rate of 6.250% per annum and mature on May 15, 2028. Also, in May 2023, the Company issued $690 million aggregate principal amount of senior notes that bear interest at a rate of 7.250% per annum and mature on May 15, 2031.  The senior notes were issued via a private placement and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs were used to redeem the aggregate principal amounts described in the May 2023 tender offers below.

In May 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described above. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At June 30, 2024, approximately €58 million and $17 million aggregate principal amounts of the 3.125% Senior Notes due 2024 and 5.375% Senior Notes due 2025, respectively, remained outstanding.

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

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at June 30, 2024 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows

Operating activities: Cash utilized in operating activities was $20 million, and cash provided was $98 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase in cash utilized in operating activities in the first six months of 2024 was primarily due to lower net income than in the same period in 2023.

Working capital was a use of cash of $439 million in the first six months of 2024, compared to a use of cash of $541 million in the same period in 2023, with both periods reflecting higher inventories compared to the preceding year end period. The Company’s use of its accounts receivable factoring programs resulted in an increase to cash provided by operating activities of approximately $90 million and $21 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of June 30, 2024 were comparable to June 30, 2023. In addition, the Company paid a one-time, previously accrued tax settlement of approximately $30 million in the second quarter of 2024.

Investing activities: Cash utilized in investing activities was $380 million for the six months ended June 30, 2024, compared to $266 million of cash utilized by investing activities for the six months ended June 30, 2023. Capital spending for property, plant and equipment was $373 million during the first six months of 2024, compared to $268 million in the same period in 2023, driven by higher spending on a new plant that the Company is constructing in Bowling Green, Kentucky and several other expansion projects. The Company estimates that its full year 2024 capital expenditures should be approximately $550 million to $575 million.

Financing activities: Cash provided by financing activities was $180 million and $132 million for the six months ended June 30, 2024 and June 30, 2023, respectively. During each of the six-month periods ended June 30, 2024 and 2023, the Company repurchased $20 million of its common stock. The Company paid approximately $11 million and $20 million for the six-month periods ended June 30, 2024 and 2023, respectively, for finance fees. The Company paid approximately $40 million related to hedge activity for the six months ended June 30, 2023.

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

There have been no other material changes in critical accounting estimates at June 30, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade disputes, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (2) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (3) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (4) changes in consumer preferences or customer inventory management practices, (5) the continuing consolidation of the Company’s customer base, (6) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it within the timeframe expected, (7) unanticipated supply chain and operational disruptions, including higher capital spending, (8) the Company’s ability to achieve expected benefits from margin expansion and profitability initiatives, such as its Fit to Win program, including expected impacts from production curtailments and furnace closures, (9) seasonality of customer demand, (10) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (11) labor shortages, labor cost increases or strikes, (12) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (13) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (14) any increases in the underfunded status of the Company’s pension plans, (15) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the Company or its third-party service providers, (16) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (17) risks associated with operating in foreign countries, (18) foreign currency fluctuations relative to the U.S. dollar, (19) changes in tax laws or U.S. trade policies, (20) the Company’s ability to comply with various environmental legal requirements, (21) risks related to recycling and recycled content laws and regulations, (22) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  No such proceedings were pending or contemplated as of June 30, 2024.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in risk factors at June 30, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2024, the Company purchased 619,217 shares of its common stock for approximately $10 million. The share purchases were all made in April 2024 pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on February 9, 2021. On May 14, 2024, the Company’s Board of Directors authorized a new $100 million anti-dilutive share repurchase program, which supersedes and replaces the prior share repurchase program and is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. No repurchases were made under the new share repurchase program during the three months ended June 30, 2024, and $100 million remained available for purchases under this program as of June 30, 2024. The share repurchase program has no expiration date. The following table provides information about the Company’s purchases of its common stock during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30, 2024	619	16.15	619	10
May 1 - May 31, 2024				100
June 1 - June 30, 2024				100
Total	619	16.15	619

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit 4.1

Indenture, dated as of May 28, 2024, by and among OI European Group B.V., the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as principal paying agent, transfer agent and registrar, including the form of 5.250% Senior Notes due 2029 (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated May 28, 2024, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.2

Indenture, dated as of May 30, 2024, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including the form of 7.375% Senior Notes due 2032 (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated May 30, 2024, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.1*

Offer Letter, dated as of April 3, 2024, by and between Gordon J. Hardie and O-I Glass, Inc. (filed as Exhibit 10.1 to O-I Glass, Inc.’s Form 8-K dated April 3, 2024, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	July 31, 2024	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer