Form 10-Q
period 2024-09-30
O-I Glass, Inc. /DE/
filed 2024-10-30
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2024

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of September 30, 2024 was 154,646,788.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$1,679	$1,743	$5,002	$5,464
Cost of goods sold	(1,464)	(1,379)	(4,165)	(4,199)

Gross profit	215	364	837	1,265

Selling and administrative expense	(103)	(134)	(337)	(424)
Research, development and engineering expense	(20)	(24)	(62)	(66)
Interest expense, net	(87)	(78)	(252)	(263)
Equity earnings	20	40	75	100
Other expense, net	(82)	(86)	(98)	(106)

Earnings (loss) before income taxes	(57)	82	163	506
Provision for income taxes	(19)	(26)	(102)	(127)

Net earnings (loss)	(76)	56	61	379
Net earnings attributable to non-controlling interests	(4)	(5)	(13)	(12)
Net earnings (loss) attributable to the Company	$(80)	$51	$48	$367

Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.52)	$0.33	$0.31	$2.37
Weighted average shares outstanding (thousands)	154,619	154,702	154,724	154,796

Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.52)	$0.32	$0.31	$2.31
Weighted average diluted shares outstanding (thousands)	154,619	159,285	157,537	159,236

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net earnings (loss)	$(76)	$56	$61	$379
Other comprehensive income (loss):
Foreign currency translation adjustments	(41)	(104)	(293)	211
Pension and other postretirement benefit adjustments, net of tax	(7)	9	5	6
Change in fair value of derivative instruments, net of tax	(20)	10	(1)	(22)
Other comprehensive income (loss)	(68)	(85)	(289)	195
Total comprehensive income (loss)	(144)	(29)	(228)	574
Comprehensive (income) loss attributable to non-controlling interests	(5)	(6)	(7)	(19)
Comprehensive income (loss) attributable to the Company	$(149)	$(35)	$(235)	$555

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,	September 30,
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	$755	$913	$792
Trade receivables, net of allowance of $32 million, $30 million, and $33 million at September 30, 2024, December 31, 2023 and September 30, 2023	794	671	766
Inventories	1,050	1,071	1,098
Prepaid expenses and other current assets	223	229	243
Total current assets	2,822	2,884	2,899

Property, plant and equipment, net	3,498	3,555	3,255
Goodwill	1,408	1,473	1,860
Intangibles, net	210	254	257
Other assets	1,434	1,503	1,464
Total assets	$9,372	$9,669	$9,735

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,092	$1,437	$1,250
Short-term loans and long-term debt due within one year	537	248	159
Other liabilities	663	661	661
Total current liabilities	2,292	2,346	2,070

Long-term debt	4,709	4,698	4,754
Other long-term liabilities	890	881	798
Share owners' equity	1,481	1,744	2,113
Total liabilities and share owners’ equity	$9,372	$9,669	$9,735

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$61	$379
Non-cash charges
Depreciation and amortization	377	369
Pension expense	24	22
Stock-based compensation expense	9	36
Restructuring, asset impairment and related charges	83	78
Legacy environmental charge	11
Gain on sale of miscellaneous assets	(1)
Cash payments
Pension contributions	(13)	(24)
Cash paid for restructuring activities	(24)	(21)
Change in components of working capital	(359)	(416)
Other, net (a)	3	14
Cash provided by operating activities	171	437
Cash flows from investing activities:
Cash payments for property, plant and equipment	(509)	(465)
Contributions and advances to joint ventures	(1)	(9)
Net cash proceeds related to disposal of misc. assets	19	11
Net cash proceeds (payments) from hedging activities	(15)	6
Cash utilized in investing activities	(506)	(457)
Cash flows from financing activities:
Additions to long-term debt	1,096	1,332
Repayments of long-term debt	(923)	(1,258)
Increase (decrease) in short-term loans	77	52
Payment of finance fees	(13)	(22)
Shares repurchased	(30)	(30)
Net cash payments for hedging activity		(40)
Distributions to non-controlling interests	(9)	(3)
Other, net(b)	(14)
Cash provided by financing activities	184	31
Effect of exchange rate fluctuations on cash	(7)	8
Change in cash	(158)	19
Cash at beginning of period	913	773
Cash at end of period	$755	$792

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.
(b)	Other, net includes share settlement activity.

See accompanying notes.

O-I GLASS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1. Segment Information

The Company has two reportable segments and two operating segments based on its geographic locations: the Americas and Europe. These two segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. Certain assets and activities not directly related to one of the segments or to glass manufacturing are reported within Retained corporate costs and other. These include licensing, equipment manufacturing, global engineering, certain equity investments and certain minor businesses in the Asia Pacific region. Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The Company’s management, including the chief operating decision maker (defined as the Chief Executive Officer), uses segment operating profit, supplemented by net sales and selected cash flow information, to evaluate segment performance and allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under accounting principles generally accepted in the United States (“U.S. GAAP”) and, therefore, does not purport to be an alternative to earnings (loss) before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures used by other companies.

Financial information for the three and nine months ended September 30, 2024 and 2023 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales:
Americas	$940	$948	$2,693	$2,943
Europe	706	766	2,216	2,428
Reportable segment totals	1,646	1,714	4,909	5,371
Other	33	29	93	93
Net sales	$1,679	$1,743	$5,002	$5,464

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Earnings (loss) before income taxes	$(57)	$82	$163	$506
Items excluded from segment operating profit:
Retained corporate costs and other	31	60	104	175
Restructuring, asset impairment and other charges	83	81	83	81
Legacy environmental charge	1		11
Gain on sale of miscellaneous assets	(1)		(1)
Interest expense, net	87	78	252	263
Segment operating profit	$144	$301	$612	$1,025

Americas	$88	$116	$296	$419
Europe	56	185	316	606
Reportable segment totals	$144	$301	$612	$1,025

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2024	2023	2023
Total assets:
Americas	$4,882	$5,218	$5,474
Europe	3,927	3,949	3,709

Reportable segment totals	8,809	9,167	9,183
Other	563	502	552
Consolidated totals	$9,372	$9,669	$9,735

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

For the three- and nine-month periods ended September 30, 2024 and September 30, 2023, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets. For the three- and nine-month periods ended September 30, 2024 and September 30, 2023, revenue recognized from prior periods was not material.

The following tables for the three months ended September 30, 2024 and 2023 disaggregate the Company’s revenue by customer end use:

	Three months ended September 30, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$530	$501	$1,031
Food and other	226	128	354
Non-alcoholic beverages	184	77	261
Reportable segment totals	$940	$706	$1,646
Other			33
Net sales			$1,679

	Three months ended September 30, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$557	$565	$1,122
Food and other	208	128	336
Non-alcoholic beverages	183	73	256
Reportable segment totals	$948	$766	$1,714
Other			29
Net sales			$1,743

The following tables for the nine months ended September 30, 2024 and 2023 disaggregate the Company’s revenue by customer end use:

	Nine months ended September 30, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,492	$1,618	$3,110
Food and other	660	363	1,023
Non-alcoholic beverages	541	235	776
Reportable segment totals	$2,693	$2,216	$4,909
Other			93
Net sales			$5,002

	Nine months ended September 30, 2023
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,752	$1,816	$3,568
Food and other	651	384	1,035
Non-alcoholic beverages	540	228	768
Reportable segment totals	$2,943	$2,428	$5,371
Other			93
Net sales			$5,464

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

At September 30, 2024 and September 30, 2023, the Company reported $794 million and $766 million of accounts receivable, respectively, net of allowances of $32 million and $33 million, respectively. Changes in the allowance were not material for each of the three and nine months ended September 30, 2024 and September 30, 2023.

4. Inventories

Major classes of inventory at September 30, 2024, December 31, 2023 and September 30, 2023 are as follows:

	September 30,	December 31,	September 30,
	2024	2023	2023
Finished goods	$824	$868	$894
Raw materials	175	151	152
Operating supplies	51	52	52
	$1,050	$1,071	$1,098

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

An unrecognized loss of $4 million, $0 and $8 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign currency exchange risk. Approximately $0 million, $2 million and $1 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2024, December 31, 2023 and September 30, 2023:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2024	2023	2023	2024	2023	2023
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$—	$—	$10	$14	$13
Fair value hedges of foreign exchange risk (b)	4	4	7	118	111	72
Net investment hedges (c)	2	4	4	57	56	30
Total derivatives accounted for as hedges	$6	$8	$11	$185	$181	$115
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)	11	5	3	3	9	14
Total derivatives	$17	$13	$14	$188	$190	$129

Current	$17	$13	$14	$12	$17	$21
Noncurrent				176	173	108
Total derivatives	$17	$13	$14	$188	$190	$129
(a)	The notional amount of the commodity forward contracts and collars was approximately 30 million, 38 million, and 40 million British Thermal Units at September 30, 2024, December 31, 2023, and September 30, 2023, respectively. The maximum maturity dates are in 2027 at September 30, 2024, December 31, 2023, and September 30, 2023.
(b)	The notional amounts of the fair value hedges of foreign exchange risk were $833 million at September 30, 2024, $833 million at December 31, 2023 and $844 million at September 30, 2023. The maximum maturity dates are in 2030 at September 30, 2024, December 31, 2023 and September 30, 2023.
(c)	The notional amounts of the net investment hedges were €483 million at September 30, 2024, €483 million at December 31, 2023 and €483 million at September 30, 2023. The maximum maturity dates are in 2026 at September 30, 2024, December 31, 2023 and September 30, 2023.
(d)	The notional amounts of the foreign exchange derivative contracts were $628 million, $407 million and $493 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively. The maximum maturity dates are in 2024 at September 30, 2024, and in 2023 at December 31, 2023 and September 30, 2023.

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended September 30,			Three months ended September 30,
Derivatives designated as hedging instruments:	2024	2023		2024	2023
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(2)	$		$(3)	$(6)
Cash flow hedges of foreign exchange risk (a)					(2)
Net Investment Hedges
Net Investment Hedges (b)	(21)		12	1	2
	$(23)		$12	$(2)	$(6)

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	2024	2023	2024	2023
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(6)	$(23)	$(9)	$(17)
Cash flow hedges of foreign exchange risk (a)		(3)		(2)
Net Investment Hedges
Net Investment Hedges (b)		2	4	4
	$(6)	$(24)	$(5)	$(15)

	Amount of Gain (Loss) Recognized in Other expense, net		Amount of Gain (Loss) Recognized in Other expense, net
	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedges:	2024	2023	2024	2023
Foreign exchange derivative contracts	$13	$(3)	$(3)	$(9)

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2024 and 2023 is as follows:

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2024	$—	$—	$—	$15	$—	$9	$24
Charges	33	43	4	1		2	83
Write-down of assets to net realizable value		(43)					(43)
Net cash paid, principally severance and related benefits	(1)			(4)		(4)	(9)
Other, including foreign exchange translation	(3)			(1)		(3)	(7)
Balance at September 30, 2024	$29	$—	$4	$11	$—	$4	$48

	Other Restructuring
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2023	$11	$—	$6	$17
Charges	28	43	7	78
Write-down of assets to net realizable value		(43)		(43)
Net cash paid, principally severance and related benefits	(11)			(11)
Other, including foreign exchange translation	(3)		(1)	(4)
Balance at September 30, 2023	$25	$—	$12	$37

Selected information related to the restructuring accruals for the nine months ended September 30, 2024 and 2023 is as follows:

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2024	$—	$—	$—	$27	$—	$12	$39
Charges	33	43	4	1		2	83
Write-down of assets to net realizable value		(43)					(43)
Net cash paid, principally severance and related benefits	(1)			(16)		(7)	(24)
Other, including foreign exchange translation	(3)			(1)		(3)	(7)
Balance at September 30, 2024	$29	$—	$4	$11	$—	$4	$48

	Other Restructuring
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2023	$17	$—	$10	$27
Charges	28	43	7	78
Write-down of assets to net realizable value		(43)		(43)
Net cash paid, principally severance and related benefits	(17)		(4)	(21)
Other, including foreign exchange translation	(3)		(1)	(4)
Balance at September 30, 2023	$25	$—	$12	$37

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis.

As of September 30, 2024, the Company’s only major restructuring program was the Fit to Win initiative which is expected to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses.  Details regarding charges, payments and other changes to the Fit to Win restructuring accruals are presented in the table above. This major restructuring program is expected to last at least through 2025 and management does not yet have an estimate for the total restructuring charges expected to be incurred with this program, however, the total charges are expected to be material. As of September 30, 2023, no major restructuring programs were in effect.

For the three and nine months ended September 30, 2024, the Company recorded restructuring and other charges of approximately $83 million to Other expense, net ($81 million) and Equity earnings ($2 million) on the Condensed Consolidated Results of Operations, of which $80 million related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($72 million) and Retained corporate costs and other ($11 million). As of September 30, 2024, the Company has incurred cumulative charges of $80 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

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

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisals, where applicable) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded during both of the nine months ended September 30, 2024 and 2023, the remaining carrying value of the impaired assets was approximately $0.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2024 and 2023 are as follows:

	U.S.		Non-U.S.
	Three months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
Service cost	$1	$2	$2	$2
Interest cost	11	11	9	9
Expected asset return	(13)	(14)	(8)	(7)
Amortization of actuarial loss	3	2	3	2
Net periodic pension cost	$2	$1	$6	$6

The components of the net periodic pension cost for the nine months ended September 30, 2024 and 2023 are as follows:

	U.S.		Non-U.S.
	Nine months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service cost	$4	$5	$7	$6
Interest cost	32	34	27	27
Expected asset return	(40)	(42)	(24)	(21)
Amortization of actuarial loss	10	7	8	6
Net periodic pension cost	$6	$4	$18	$18

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

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, France, Germany, Indonesia, Italy, Peru, and the U.S. The years under examination range from 2004 through 2023. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows. Due to uncertainties regarding the ultimate resolution of income tax examinations, the Company is not able to reasonably estimate any tax assessments that may be settled at amounts in excess of established reserves in future periods, or the future periods in which any income tax payments to settle these provisions for income tax uncertainties.

9. Debt

The following table summarizes the long-term debt of the Company at September 30, 2024, December 31, 2023, and September 30, 2023:

	September 30,	December 31,	September 30,
	2024	2023	2023
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A	1,392	1,391	1,427
Senior Notes:
3.125%, due 2024 (€58 million)	65	63	60
6.375%, due 2025		299	298
5.375%, due 2025	17	17	17
2.875%, due 2025 (€176 million at September 30, 2024, €500 million at December 31, 2023 and September 30, 2023)	197	551	527
6.625%, due 2027	609	608	608
6.250%, due 2028 (€600 million)	663	656	627
5.250%, due 2029 (€500 million)	551
4.750%, due 2030	397	396	396
7.250%, due 2031	682	682	681
7.375%, due 2032	296
Finance leases	198	174	164
Other	1	3	2
Total long-term debt	5,068	4,840	4,807
Less amounts due within one year	359	142	53
Long-term debt	$4,709	$4,698	$4,754

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

At September 30, 2024, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.39 billion outstanding balance at September 30, 2024, net of debt issuance costs). At September 30, 2024, the Company had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2024 was 6.37%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2024, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. At September 30, 2024, approximately €176 million aggregate principal amounts of the 2.875% Senior Notes due 2025 remained outstanding.

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

In May 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described above. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At September 30, 2024, approximately €58 million and $17 million aggregate principal amounts of the 3.125% Senior Notes due 2024 and 5.375% Senior Notes due 2025, respectively, remained outstanding.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at September 30, 2024 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
3.125%, due 2024 (€58 million)	$65	99.92	$65
5.375%, due 2025	17	99.86	17
2.875%, due 2025 (€176 million)	197	99.57	196
6.625%, due 2027	612	100.55	615
6.250%, due 2028 (€600 million)	670	104.32	699
5.250%, due 2029 (€500 million)	558	102.27	571
4.750%, due 2030	400	94.53	378
7.250%, due 2031	690	102.83	710
7.375%, due 2032	300	102.14	306

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

The Company has recorded aggregate accruals of approximately $35 million, $26 million and $26 million (undiscounted) as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation and monitoring costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows.  Other than related to the site discussed below, any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

As part of the above, from December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States are currently engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. The Company undertook sampling at the site in 2024 and has proposed settling this matter and has recorded charges of approximately $11 million in the first nine months of 2024 as its best estimate of this liability based on current information. These charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations.  While the Company believes it has meritorious defenses against this suit, if the proposed settlement is not accepted by the NPS and the lawsuit proceeds, the ultimate resolution of this matter could result in a loss in excess of the amount currently accrued.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2024 and 2023 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2024	$2	$3,069	(685)	$911	$(1,794)	$128	$1,631
Reissuance of common stock (0.2 million shares)		(2)	4				2
Shares repurchased (0.9 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		3					3
Net earnings (loss)				(80)		4	(76)
Other comprehensive income (loss)					(69)	1	(68)
Balance on September 30, 2024	$2	$3,060	$(681)	$830	$(1,863)	$133	$1,481

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2023	$2	$3,093	$(687)	$1,201	$(1,587)	$121	$2,143
Reissuance of common stock (0.1 million shares)			2				2
Shares repurchased (0.5 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		7					7
Net earnings				51		5	56
Other comprehensive income (loss)					(86)	1	(85)
Balance on September 30, 2023	$2	$3,090	$(685)	$1,252	$(1,673)	$127	$2,113

The activity in share owners’ equity for the nine months ended September 30, 2024 and 2023 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2024	$2	$3,086	$(681)	$782	$(1,580)	$135	$1,744
Reissuance of common stock (0.4 million shares)		(5)	14				9
Shares repurchased (2.2 million shares)		(30)					(30)
Stock compensation (1.9 million shares)		9					9
Net earnings				48		13	61
Other comprehensive loss					(283)	(6)	(289)
Distributions to non-controlling interests						(9)	(9)
Other			(14)				(14)
Balance on September 30, 2024	$2	$3,060	$(681)	$830	$(1,863)	$133	$1,481

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2023	$2	$3,079	$(688)	$885	$(1,861)	$111	$1,528
Issuance of common stock (0.4 million shares)		5					5
Reissuance of common stock (0.4 million shares)			9				9
Shares repurchased (1.4 million shares)		(30)					(30)
Stock compensation (0.7 million shares)		36					36
Net earnings				367		12	379
Other comprehensive income					188	7	195
Distributions to non-controlling interests						(3)	(3)
Other			(6)				(6)
Balance on September 30, 2023	$2	$3,090	$(685)	$1,252	$(1,673)	$127	$2,113

During the three months ended September 30, 2024, the Company purchased 926,757 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $90 million remained available for purchases under this program as of September 30, 2024.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2024	2023	2023

Shares of common stock issued (including treasury shares)	185,610	185,009	185,632

Treasury shares	30,963	30,755	30,905

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2024 and 2023 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2024	$(1,194)	$(24)		$(576)		$(1,794)
Change before reclassifications	(42)	(17)		(20)		(79)
Amounts reclassified from accumulated other comprehensive income (loss)		(2)	(a)	6	(b)	4
Translation effect		(1)		8		7
Tax effect				(1)		(1)
Other comprehensive loss attributable to the Company	(42)	(20)		(7)		(69)
Balance on September 30, 2024	$(1,236)	$(44)		$(583)		$(1,863)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2023	$(971)	$(28)		$(588)		$(1,587)
Change before reclassifications	(105)	11				(94)
Amounts reclassified from accumulated other comprehensive income (loss)		(6)	(a)	5	(b)	(1)
Translation effect		3		5		8
Tax effect		2		(1)		1
Other comprehensive income (loss) attributable to the Company	(105)	10		9		(86)
Balance on September 30, 2023	$(1,076)	$(18)		$(579)		$(1,673)
(a)	Amount is recorded to cost of goods sold and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2024	$(949)	$(43)		$(588)		$(1,580)
Change before reclassifications	(287)	5		(21)		(303)
Amounts reclassified from accumulated other comprehensive income (loss)		(5)	(a)	18	(b)	13
Translation effect		(1)		10		9
Tax effect				(2)		(2)
Other comprehensive income (loss) attributable to the Company	(287)	(1)		5		(283)
Balance on September 30, 2024	$(1,236)	$(44)		$(583)		$(1,863)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2023	$(1,280)	$4		$(585)		$(1,861)
Change before reclassifications	204	(15)		(1)		188
Amounts reclassified from accumulated other comprehensive income (loss)		(15)	(a)	13	(b)	(2)
Translation effect		3		(5)		(2)
Tax effect		5		(1)		4
Other comprehensive income (loss) attributable to the Company	204	(22)		6		188
Balance on September 30, 2023	$(1,076)	$(18)		$(579)		$(1,673)
(a)	Amount is recorded to cost of goods sold and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Expense, Net

Other expense, net for the three and nine months ended September 30, 2024 and 2023 included the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Restructuring, asset impairment and other charges	$(81)	$(81)	$(81)	$(81)
Legacy environmental charge	(1)		(11)
Gain on sale of miscellaneous assets	1		1
Intangible amortization expense	(7)	(8)	(22)	(24)
Foreign currency exchange loss	3	(1)		(2)
Royalty income	4	6	16	19
Other income (expense)	(1)	(2)	(1)	(18)
Other expense, net	$(82)	$(86)	$(98)	$(106)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Numerator:
Net earnings (loss) attributable to the Company	$(80)	$51
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,619	154,702
Effect of dilutive securities:
Stock options and other		4,583
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	154,619	159,285
Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.52)	$0.33
Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.52)	$0.32

The diluted earnings (loss) per share computation for the three months ended September 30, 2024 and 2023 excludes 1,185,925 and 371,052 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the three months ended September 30, 2024, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the net loss attributable to the Company.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Numerator:
Net earnings attributable to the Company	$48	$367
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,724	154,796
Effect of dilutive securities:
Stock options and other	2,813	4,440
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	157,537	159,236
Basic earnings per share:
Net earnings attributable to the Company	$0.31	$2.37
Diluted earnings per share:
Net earnings attributable to the Company	$0.31	$2.31

The diluted earnings per share computation for the nine months ended September 30, 2024 and 2023 excludes 1,076,542 and 380,047 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Nine months ended September 30,
	2024	2023
U.S.	$8	$12
Non-U.S.	123	101
Total income taxes paid in cash	$131	$113

Interest paid in cash for the nine months ended September 30, 2024 and 2023 was $237 million and $222 million, respectively. Cash interest for the nine months ended September 30, 2023 included $3 million of note repurchase premiums.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheets. At September 30, 2024, December 31, 2023 and September 30, 2023, the total amount of trade receivables sold by the Company was $544 million, $542 million, and $536 million, respectively. These amounts included $237 million, $178 million and $179 million at September 30, 2024, December 31, 2023, and September 30, 2023, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

The Company’s use of its accounts receivable factoring programs resulted in an increase to cash provided by operating activities of approximately $2 million for the nine months ended September 30, 2024 and an increase in cash provided by operating activities of approximately $1 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, the Company recorded expenses related to these factoring programs of approximately $19 million and $17 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Condensed Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of September 30, 2024, December 31, 2023 and September 30, 2023, the Company had approximately $92 million, $113 million, and $119 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

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

Financial information for the three and nine months ended September 30, 2024 and 2023 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Sales:
Americas	$940	$948	$2,693	$2,943
Europe	706	766	2,216	2,428
Reportable segment totals	1,646	1,714	4,909	5,371
Other	33	29	93	93
Net Sales	$1,679	$1,743	$5,002	$5,464

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net earnings (loss) attributable to the Company	$(80)	$51	$48	$367
Net earnings attributable to non-controlling interests	4	5	13	12
Net earnings (loss)	(76)	56	61	379
Provision for income taxes	19	26	102	127
Earnings (loss) before income taxes	(57)	82	163	506
Items excluded from segment operating profit:
Retained corporate costs and other	31	60	104	175
Restructuring, asset impairment and other charges	83	81	83	81
Legacy environmental charge	1		11
Gain on sale of miscellaneous assets	(1)		(1)
Interest expense, net	87	78	252	263
Segment operating profit	$144	$301	$612	$1,025

Americas	88	116	296	419
Europe	56	185	316	606
Reportable segment totals	$144	$301	$612	$1,025

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2024 and 2023

Net sales in the third quarter of 2024 decreased $64 million, or 4%, compared to the same quarter in the prior year, as a result of lower average selling prices and the unfavorable effects of changes in foreign currency translation, partially offset by slightly higher sales volumes.

Loss before income taxes was $57 million in the third quarter of 2024 compared to earnings before income taxes of $82 million in the third quarter of 2023. This change was primarily due to lower segment operating profit and higher interest expense, partially offset by lower retained corporate and other costs.

Segment operating profit for reportable segments in the third quarter of 2024 was $157 million lower compared to the same quarter of 2023, primarily due to lower net prices (net of cost inflation) and higher operating costs due to significant temporary production curtailment to reduce elevated inventory levels following several quarters of sluggish demand, partially offset by slightly higher shipments in the third quarter of 2024.

Net interest expense for the third quarter of 2024 increased $9 million compared to the third quarter of 2023, primarily due to higher interest rates.

For the third quarter of 2024, the Company recorded a net loss attributable to the Company of $80 million, or $0.52 per share, compared to net earnings attributable to the Company of $51 million, or $0.32 per share (diluted), in the third quarter of 2023. As discussed below, net earnings (loss) attributable to the Company in both periods included items that management considers not representative of ongoing operations and other adjustments. These items negatively impacted net loss attributable to the Company by $74 million, or $0.48 per share, in the third quarter of 2024 and negatively impacted net earnings attributable to the Company by $75 million, or $0.48 per share, in the third quarter of 2023.

Results of Operations — Third Quarter of 2024 Compared with Third Quarter of 2023

Net Sales

The Company’s net sales in the third quarter of 2024 were $1,679 million compared with $1,743 million in the third quarter of 2023, a decrease of $64 million, or 4%. Average selling prices decreased approximately 4% which lowered net sales by $72 million in the third quarter of 2024. Glass container shipments, in tons, increased approximately 2% in the third quarter of 2024, which increased net sales by approximately $34 million compared to the same period in the prior year. This increase was a result of comparable or higher shipments in all of the Company’s geographic markets, except for a decline in southwest Europe. While market conditions remain sluggish, the third quarter of 2024 represented the first year-over-year increase in shipments in seven quarters. Unfavorable foreign currency exchange rates decreased net sales by $30 million in the third quarter of 2024 compared to the same period in the prior year. Other sales were approximately $4 million higher in the third quarter of 2024 than in the same period in the prior year, driven by higher machine part sales.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2023		$1,714
Price	$(72)
Sales volume and mix	34
Effects of changing foreign currency rates	(30)
Total effect on reportable segment net sales		(68)
Reportable segment net sales - 2024		$1,646

Americas: Net sales in the Americas in the third quarter of 2024 were $940 million compared to $948 million in the third quarter of 2023, a decrease of $8 million, or 1%. Lower selling prices in the region decreased net sales by $6 million in the third quarter of 2024, driven by the pass through of lower cost inflation, especially lower energy costs in North America. Glass container shipments in the region were up nearly 7% in the third quarter of 2024 compared to the same period in the prior year, which increased net sales by approximately $44 million. The increase in sales was driven by higher shipments to all end markets in the quarter, except to spirits customers, which were impacted by lower shipments in Mexico and North America due to continued destocking. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $46 million in the third quarter of 2024 compared to the prior year quarter, as the Brazilian Real and Mexican Peso weakened compared to the U.S. dollar.

Europe: Net sales in Europe in the third quarter of 2024 were $706 million compared to $766 million in the third quarter of 2023, a decrease of $60 million, or 8%. Lower average selling prices in Europe decreased net sales by $66 million in the third quarter of 2024, driven by the pass through of lower cost inflation, especially lower energy costs. Glass container shipments were down approximately 2% in the third quarter of 2024 compared to the third quarter of 2023 and decreased net sales by approximately $10 million compared to the prior year quarter. Shipments were comparable or higher in all geographic markets in the segment, except for Southwest Europe where the beer category was impacted by poor weather conditions and the wine category remained soft. Favorable foreign currency exchange rates increased the region’s net sales by approximately $16 million in the third quarter of 2024, as the Euro strengthened in relation to the U.S. dollar.

Earnings (Loss) before Income Taxes and Segment Operating Profit

Loss before income taxes was $57 million in the third quarter of 2024 compared to earnings before income taxes of $82 million in the third quarter of 2023, a change of $139 million.  This change was primarily due to lower segment operating profit and higher interest expense in the third quarter of 2024, partially offset by lower retained corporate and other costs.

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

Segment operating profit of reportable segments in the third quarter of 2024 was $144 million, compared to $301 million in the third quarter of 2023, a decrease of $157 million, or 52%. This decrease was primarily due to lower net prices (net of cost inflation) and higher operating costs. Operating costs were driven higher in the third quarter of 2024 due to lower production volumes driven by temporary curtailments of approximately 18% of the Company’s production capacity to rebalance inventory levels in response to several quarters of sluggish demand. Segment operating profit was favorably impacted by slightly higher shipments in the third quarter of 2024.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2023		$301
Net price (net of cost inflation)	$(79)
Sales volume and mix	11
Operating costs	(91)
Effects of changing foreign currency rates	2
Total net effect on reportable segment operating profit		(157)
Reportable segment operating profit - 2024		$144

Americas: Segment operating profit in the Americas in the third quarter of 2024 was $88 million, compared to $116 million in the third quarter of 2023, a decrease of $28 million, or 24%. The impact of higher shipments discussed above resulted in a $14 million increase to segment operating profit in the third quarter of 2024 compared to the same period in 2023. Operating costs in the third quarter of 2024 were $17 million higher than in the same period in the prior year. The increase in operating costs was primarily due to lower production volumes, driven by temporary curtailments of approximately 15% of the segment’s production capacity to rebalance inventory levels following several quarters of sluggish demand. This was partially mitigated by effective operating and cost management, including approximately $19 million of lower operating costs as a result of the region’s restructuring actions taken in 2023 (in line with management’s expectations). Lower net selling prices (net of cost inflation) were impacted by cost inflation in Latin

America and resulted in a $24 million decrease to segment operating profit in the third quarter of 2024. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the third quarter of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the third quarter of 2024 due to unabsorbed fixed costs.  Temporary production curtailments will continue during the fourth quarter of 2024, and this is expected to increase operating costs. In addition, in the third quarter of 2024, the Company announced the permanent closure of five furnaces. The Company will continue to monitor business trends and consider whether any additional indefinite or permanent capacity closures in the Americas will be necessary in the future to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in the third quarter of 2024 was $56 million compared to $185 million in the third quarter of 2023, a decrease of $129 million, or 70%. The impact of lower shipments discussed above decreased segment operating profit by approximately $3 million. Lower net selling prices (net of cost inflation) were impacted by price adjustments initiated earlier in the year and decreased segment operating profit by $55 million in the third quarter of 2024 compared to the same period in the prior year. Operating costs in the third quarter of 2024 were $74 million higher than in the prior year period. Operating costs were impacted in the third quarter of 2024 by lower production volumes, driven by temporary production curtailments of approximately 21% of the segment’s production capacity to rebalance inventory levels. The effects of foreign currency exchange rates slightly increased segment operating profit by $3 million in the third quarter of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the third quarter of 2024 due to unabsorbed fixed costs.  Temporary production curtailments will continue during the fourth quarter of 2024, and this is expected to increase operating costs. In addition, in October 2024, the Company initiated discussions with its European Works Councils to permanently close several furnaces and eliminate a number of selling, general and administrative positions within the European segment. These discussions are dependent on the relevant country processes and are expected to conclude in the fourth quarter of 2024 or early 2025. The Company will continue to monitor business trends and consider whether any indefinite or permanent capacity closures in Europe will be necessary in the future to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

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

Interest Expense, Net

Net interest expense in the third quarter of 2024 was $87 million compared to $78 million for the third quarter of 2023. The increase was primarily due to higher interest rates.

Provision for Income Taxes

The Company’s effective tax rate from operations for the third quarter of 2024 was (33.3)% compared to 31.7% for the third quarter of 2023.  The effective tax rate for the third quarter of 2024 differed from the third quarter of 2023 due to a net unfavorable tax rate on restructuring charges and a change in the mix of geographic earnings.

Net Earnings (Loss) Attributable to the Company

For the third quarter of 2024, the Company recorded a net loss attributable to the Company of $80 million, or $0.52 per share, compared to net earnings attributable to the Company of $51 million, or $0.32 per share (diluted), in the third quarter of 2023. Earnings in the third quarter of 2024 and 2023 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2024	2023
Restructuring, asset impairment and other charges	$(83)	$(81)
Legacy environmental charge	(1)
Gain on sale of miscellaneous assets	1
Net provision for income tax on items above	9	6
Total	$(74)	$(75)

Executive Overview — Nine Months Ended September 30, 2024 and 2023

Net sales for the first nine months of 2024 decreased $462 million, or 9%, compared to the same period in the prior year, as the slight benefit of favorable foreign currency translation was more than offset by lower sales volumes and lower average selling prices.

Earnings before income taxes were $343 million lower in the first nine months of 2024 compared to the same period in 2023. This decrease was primarily due to lower segment operating profit and higher legacy environmental charges, partially offset by lower interest expense and retained corporate and other costs.

Segment operating profit for reportable segments in the first nine months of 2024 was $413 million lower compared to the first nine months of 2023, primarily due to lower shipments, lower net prices (net of cost inflation) and higher operating costs. The higher operating costs were primarily due to lower production volumes driven by temporary curtailments of production to balance with lower demand, lower earnings from joint ventures and the non-recurrence of an energy subsidy received in the prior year, partially offset by effective operating and cost management.

Net interest expense for the first nine months of 2024 decreased $11 million compared to the same period in 2023, primarily due to lower note repurchase premiums, write-offs of deferred finance fees and related charges, partially offset by higher interest rates.

For the first nine months of 2024, the Company recorded net earnings attributable to the Company of $48 million, or $0.31 per share (diluted), compared to net earnings attributable to the Company of $367 million, or $2.31 per share (diluted), in the first nine months of 2023. As discussed below, net earnings attributable to the Company in the first nine months of 2024 and 2023 included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $86 million, or $0.54 per share, in the first nine months of 2024 and decreased net earnings attributable to the Company by $105 million, or $0.66 per share, in the first nine months of 2023.

Results of Operations — First Nine Months of 2024 Compared with First Nine Months of 2023

Net Sales

The Company’s net sales in the first nine months of 2024 were $5,002 million compared with $5,464 million in the first nine months of 2023, a decrease of $462 million, or 9%. Lower average selling prices decreased net sales by $125 million in the first nine months of 2024. Glass container shipments, in tons, declined approximately 5% in the first nine months of 2024, which decreased net sales by approximately $341 million compared to the same period in the prior year. This decline resulted from destocking across the value chain, as the Company’s customers, distributors and retailers adjusted their inventory management practices to lower levels and soft consumer consumption activity. As of the end of the third quarter of 2024, the Company believes that destocking activity has receded in all categories other than spirits which will likely continue through the end of 2024. Favorable foreign currency exchange rates increased net sales by $4 million in the first nine months of 2024 compared to the same period in the prior year.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2023		$5,371
Price	$(125)
Sales volume and mix	(341)
Effects of changing foreign currency rates	4
Total effect on reportable segment net sales		(462)
Reportable segment net sales - 2024		$4,909

Americas: Net sales in the Americas in the first nine months of 2024 were $2,693 million compared to $2,943 million for the first nine months of 2023, a decrease of $250 million, or 9%. Slightly higher selling prices in the region increased net sales by $13 million in the first nine months of 2024, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 6% in the first nine months of 2024 compared to the same period in the prior year, which decreased net sales by approximately $252 million. The decline in sales resulted from destocking activity, especially related to wine, spirits and beer customers, and soft consumer consumption. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $11 million in the first nine months of 2024 compared to the same period in prior year, as the Brazilian Real and Mexican Peso weakened compared to the U.S. dollar.

Europe: Net sales in Europe in the first nine months of 2024 were $2,216 million compared to $2,428 million in the first nine months of 2023, a decrease of $212 million, or 9%. Lower average selling prices in Europe decreased net sales by $138 million in the first nine months of 2024. Glass container shipments declined by approximately 4% in the first nine months of 2024, primarily due to destocking activity, especially related to wine, spirits and beer customers, and soft consumer consumption. Lower shipments in the first nine months of 2024 decreased net sales by approximately $89 million compared to the same period in prior year. The favorable effects of foreign currency exchange rate changes increased net sales by $15 million in the first nine months of 2024 compared to the same period in prior year, as the Euro strengthened compared to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $163 million in the first nine months of 2024 compared to $506 million in the first nine months of 2023, a decrease of $343 million.  This decrease was due to lower segment operating profit and higher legacy environmental charges, partially offset by lower interest expense and retained corporate and other costs.

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

Segment operating profit of reportable segments in the first nine months of 2024 was $612 million, compared to $1,025 million in the first nine months of 2023, a decrease of $413 million, or 40%. This decrease was primarily due to lower shipments, lower net prices (net of cost inflation) and higher operating costs. The higher operating costs were primarily due to lower production volumes driven by temporary curtailments of production to balance with lower demand, lower earnings from joint ventures and the non-recurrence of an energy subsidy received in the prior year, partially offset by effective operating and cost management.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2023		$1,025
Net price (net of cost inflation)	$(136)
Sales volume and mix	(63)
Operating costs	(221)
Effects of changing foreign currency rates	7
Total net effect on reportable segment operating profit		(413)
Reportable segment operating profit - 2024		$612

Americas: Segment operating profit in the Americas in the first nine months of 2024 was $296 million, compared to $419 million in the first nine months of 2023, a decrease of $123 million, or 29%. The impact of lower shipments discussed above resulted in a $42 million decrease to segment operating profit in the first nine months of 2024 compared to the same period in 2023. Operating costs in the first nine months of 2024 were $63 million higher than in the same period in the prior year. The increase in operating costs was primarily due to lower production volumes, driven by temporary curtailments of production to balance with lower demand, partially offset by effective operating and cost management, including approximately $50 million of lower operating costs as a result of the region’s restructuring actions taken in 2023 (in line with management’s expectations). Higher cost inflation slightly exceeded higher selling prices and resulted in a $25 million decrease to segment operating profit in the first nine months of 2024. The effects of foreign currency exchange rates increased segment operating profit by $7 million in the first nine months of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the first three quarters of 2024 due to unabsorbed fixed costs.  Temporary production curtailments will continue during the fourth quarter of 2024, and this is expected to increase operating costs. In addition, in the third quarter of 2024 the Company announced the permanent closure of five furnaces. The Company will continue to monitor business trends and consider whether any additional indefinite or permanent capacity closures in the Americas will be necessary in the future to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in the first nine months of 2024 was $316 million compared to $606 million in the first nine months of 2023, a decrease of $290 million, or 48%. The impact of lower shipments discussed above decreased segment operating profit by approximately $21 million. Operating costs in the first nine months of 2024 were $158 million higher than in the prior year period. Operating costs were impacted in the first nine months of 2024 by lower production volumes, driven by temporary production curtailments to balance supply with demand, lower earnings from joint ventures and the non-recurrence of approximately $16 million in subsidies received from the Italian government to help mitigate the impact of elevated energy costs in the first nine months of 2023, partially offset by benefits from effective operating and cost management. Lower net selling prices (net of cost inflation) decreased segment operating profit by $111 million in the first nine months of 2024 compared to the same period in the prior year. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the first nine months of 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in the first three quarters of 2024 due to unabsorbed fixed costs.  Temporary production curtailments will continue during the fourth quarter of 2024, and this is expected to increase operating costs. In addition, in October 2024, the Company initiated discussions with its European

Works Councils to permanently close several furnaces and eliminate a number of selling, general and administrative positions within the European segment. These discussions are dependent on the relevant country processes and are expected to conclude in the fourth quarter of 2024 or early 2025. The Company will continue to monitor business trends and consider whether any indefinite or permanent capacity closures in Europe will be necessary in the future to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

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

Interest Expense, Net

Net interest expense in the first nine months of 2024 was $252 million compared to $263 million for the first nine months of 2023. The decrease was primarily due to $37 million in lower note repurchase premiums, write-offs of deferred finance fees and related charges, partially offset by higher interest rates.

Provision for Income Taxes

The Company’s effective tax rate from operations for the nine months ended September 30, 2024 was 62.6% compared to 25.1% for the nine months ended September 30, 2023.  The effective tax rate for the first nine months of 2024 differed from the first nine months of 2023 due to a net unfavorable tax rate on restructuring charges and a change in the mix of geographic earnings.

Net Earnings Attributable to the Company

For the first nine months of 2024, the Company recorded net earnings attributable to the Company of $48 million, or $0.31 per share (diluted), compared to $367 million, or $2.31 per share (diluted), in the first nine months of 2023. Earnings in the first nine months of 2024 and 2023 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2024	2023
Restructuring, asset impairment and other charges	$(83)	$(81)
Legacy environmental charge	(11)
Gain on sale of miscellaneous assets	1
Charges for note repurchase premiums and write-off of deferred finance fees and related charges	(2)	(39)
Net provision for income tax on items above	9	15
Total	$(86)	$(105)

Forward-Looking Operational and Financial Information

●	The Company expects approximately flat sales demand in the fourth quarter of 2024 as compared to the fourth quarter of 2023, yet short of the Company’s expectations earlier this year. For the full year 2024, the Company expects sales volume (in tons) will be down by a low-to-mid single digit percentage compared to 2023.
●	Over a multi-year time horizon, the Company plans to implement a number of initiatives to increase profitability. Initially, the Company will focus on its Fit to Win initiative with the goal of increasing adjusted EBITDA to at least $1.45 billion by 2027.
●	The Company has announced several near-term actions as part of its Fit to Win program. The Company will continue to implement a broad-based production pause during the fourth quarter of 2024 to balance supply with softer demand. Furthermore, the Company has announced the indefinite or permanent closure of approximately 4 percent of capacity to reduce the fixed base of its network. It is now evaluating the closure of at least 7 percent of its capacity by mid-2025 to reduce redundant capacity and begin to optimize its network. And the Company has implemented headcount reduction and other cost savings actions to reduce selling, general and administrative costs significantly as it streamlines the organization.
●	The Company began production at its first MAGMA greenfield plant in Kentucky in the third quarter of 2024. Commissioning should be completed by the end of 2024, and the Company is focused on using MAGMA to deliver meaningful economic profit.
●	Cash provided by operating activities is expected to range between approximately $380 million and $420 million for 2024. Capital expenditures in 2024 are expected to be approximately $550 million.
●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2024 were $31 million compared to $60 million in the third quarter of 2023 and were $104 million for the first nine months of 2024 compared to $175 million for the first nine months of 2023. These costs decreased in the third quarter and first nine months of 2024 primarily due to lower management incentive expense and lower spending.

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

Restructuring, Asset Impairment and Other Charges

For the three and nine months ended September 30, 2024, the Company recorded restructuring and other charges of approximately $83 million to Other expense, net ($81 million) and Equity earnings ($2 million) on the Condensed Consolidated Results of Operations, of which $80 million of cumulative charges related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($72 million) and Retained Corporate costs and other ($11 million). The Fit to Win program expects to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses. Additional restructuring charges are expected in future quarters. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2023, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $81 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($77 million), the Europe ($1 million) segment and Retained corporate costs and other ($3 million).  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three and nine months ended September 30, 2023, these charges were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

Legacy Environmental Charge

From December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States are currently engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. The Company undertook sampling at the site in 2024 and has proposed settling this matter and has recorded charges of $1 million and $11 million in the third quarter of 2024 and the first nine months of 2024, respectively, as its best estimate of this liability based on current information. These charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations.  While the Company believes it has meritorious defenses against this suit, if the proposed settlement is not accepted by the NPS and the lawsuit proceeds, the ultimate resolution of this matter could result in a loss in excess of the amount currently accrued.

Gain on Sale of Miscellaneous Assets

For the three and nine months ended September 30, 2024, the Company recorded a pre-tax gain of approximately $1 million on the sale of land and buildings of a previously closed plant in the Americas.

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

At September 30, 2024, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.39 billion outstanding balance at September 30, 2024, net of debt issuance costs). At September 30, 2024, the Company had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2024 was 6.37%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2024, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. At September 30, 2024, approximately €176 million aggregate principal amounts of the 2.875% Senior Notes due 2025 remained outstanding.

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

In May 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described above. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At September 30, 2024, approximately €58 million and $17 million aggregate principal amounts of the 3.125% Senior Notes due 2024 and 5.375% Senior Notes due 2025, respectively, remained outstanding.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at September 30, 2024 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows

Operating activities: Cash provided by operating activities was $171 million and $437 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease in cash provided by operating activities in the first nine months of 2024 was primarily due to lower net income, partially offset by a lower use of working capital, than in the same period in 2023.

Working capital was a use of cash of $359 million in the first nine months of 2024, compared to a use of cash of $416 million in the same period in 2023, with both periods reflecting lower accounts payable compared to the preceding year end period. Working capital for the nine months ended September 30, 2024 reflects higher accounts receivable compared to the preceding year end period. The Company’s use of its accounts receivable factoring programs resulted in an increase to cash provided by operating activities of approximately $2 million and $1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of September 30, 2024 were slightly higher compared to September 30, 2023. In addition, the Company paid a one-time, previously accrued tax settlement of approximately $30 million in the second quarter of 2024.

Investing activities: Cash utilized in investing activities was $506 million for the nine months ended September 30, 2024, compared to $457 million of cash utilized by investing activities for the nine months ended September 30, 2023. Capital spending for property, plant and equipment was $509 million during the first nine months of 2024, compared to $465 million in the same period in 2023, driven by higher spending on a new plant that the Company constructed in Bowling Green, Kentucky and several other expansion projects. The Company estimates that its full year 2024 capital expenditures should be approximately $550 million.

Financing activities: Cash provided by financing activities was $184 million and $31 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Financing activities included additions to long-term debt of $1,096 million and $1,332 million for the nine-month periods ending September 30, 2024 and September 30, 2023, respectively. Financing activities included repayments of long-term debt of $923 million and $1,258 million for the nine-month periods ending September 30, 2024 and September 30, 2023, respectively. During each of the nine-month periods ended September 30, 2024 and 2023, the Company repurchased $30 million of its common stock. The Company paid approximately $13 million and $22 million for the nine-month periods ended September 30, 2024 and 2023, respectively, for finance fees. The Company paid approximately $40 million related to hedge activity for the nine months ended September 30, 2023.

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

There have been no other material changes in critical accounting estimates at September 30, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade disputes, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (2) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (3) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (4) changes in consumer preferences or customer inventory management practices, (5) the continuing consolidation of the Company’s customer base, (6) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it in a manner to deliver economic profit within the timeframe expected, (7) unanticipated supply chain and operational disruptions, including higher capital spending, (8) the Company’s ability to achieve expected benefits from cost management, efficiency improvement, and profitability initiatives, such as its Fit to Win program, including expected impacts from production curtailments and furnace closures, (9) seasonality of customer demand, (10) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (11) labor shortages, labor cost increases or strikes, (12) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (13) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (14) any increases in the underfunded status of the Company’s pension plans, (15) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the Company or its third-party service providers, (16) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (17) risks associated with operating in foreign countries, (18) foreign currency fluctuations relative to the U.S. dollar, (19) changes in tax laws or U.S. trade policies, (20) the Company’s ability to comply with various environmental legal requirements, (21) risks related to recycling and recycled content laws and regulations, (22) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  Except as disclosed in Note 10 to the Condensed Consolidated Financial Statements, no such proceedings were pending or contemplated as of September 30, 2024.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in risk factors at September 30, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2024, the Company purchased 926,757 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $90 million remained available for purchases under this program as of September 30, 2024. The share repurchase program has no expiration date. The following table provides information about the Company’s purchases of its common stock during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31, 2024	927	$10.78	927	90
August 1 - August 31, 2024				90
September 1 - September 30, 2024				90
Total	927	$10.78	927

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	October 30, 2024	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer