Form 10-K
period 2024-12-31
O-I Glass, Inc. /DE/
filed 2025-02-12
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value (based on the consolidated tape closing price on June 28, 2024) of the voting and non-voting common equity held by non-affiliates of the Company was approximately $1,022,906,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by the Company or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value of O-I Glass, Inc. outstanding as of January 31, 2025 was 154,067,520.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the O-I Glass, Inc. Proxy Statement for the Annual Meeting of Share Owners to be held Wednesday, May 14, 2025 (“2025 Proxy Statement”) are incorporated by reference into Part III hereof.

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

Beginning in 2024, the Company commenced a strategic review of its global profitability and manufacturing footprint, known as its Fit to Win initiative. This program is focused on the reduction of redundant production capacity and the optimization of its network, as well as streamlining other costs, such as selling, general and administrative expenses. This program is expected to last at least through 2025. Since undertaking this review, the Company has announced the idling of capacity or closing of facilities involving eight furnaces and approximately 1,500 job eliminations. The Company believes these actions will contribute to optimizing shareholder returns.

The term “Company,” as used herein and unless otherwise stated or indicated by context, refers to Owens-Illinois, Inc. and its affiliates (“O-I”) prior to the Corporate Modernization (as defined in Note 1 to the Consolidated Financial Statements) and to O-I Glass, Inc. and its affiliates (“O-I Glass”) after the Corporate Modernization.

Company Strategy

The Company has established a new vision: Together, to put the power of glass within reach of everyone, every day. To achieve this, the Company has developed a value creation roadmap that guides its strategic initiatives over three horizons:

Horizon 1: Fit to Win - The immediate focus is on reducing the cost base to enhance the Company’s competitive position, which will improve performance, create shareholder value, and enable future profitable growth. This involves reshaping selling, general, and administrative expenses, enhancing total organizational effectiveness, and optimizing the value chain. By improving productivity and reducing costs, the Company aims to drive economies of scale across the manufacturing network.

Horizon 2: Profitable Growth - Leveraging its cost advantage, the Company will improve its product mix and access growth by winning with customers in core markets and competing effectively with alternative packaging solutions like aluminum cans. The objective is to realign the Company’s network to be the lowest cost in mainstream and the best cost in premium segments. This will enable the Company to expand market presence and put glass in more hands and homes globally.

Horizon 3: Strategic Optionality - Looking ahead, the Company will explore new growth initiatives such as geographical expansion, mergers and acquisitions, joint ventures, and strategic partnerships. These initiatives will provide the Company with the optionality to grow beyond core markets and capitalize on emerging opportunities.

The ultimate goal of this new vision is to increase shareholder value by achieving a competitive cost position and driving profitable growth. The Fit to Win initiative will deliver immediate cost benefits, while the long-term strategy focuses on substantially improving the competitive position. By deepening penetration in core markets and expanding into development and seedling markets, the Company aims to achieve sustainable earnings and cash flow improvement, higher economic profit, and shareholder value.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales volume. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Carlsberg, Coca-Cola, Diageo, Heineken, Molson Coors, Nestle, PepsiCo and Pernod Ricard.

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

The principal glass container competitors in the U.S. are the Ardagh Group and Anchor Glass Container. Imports from China, Mexico, Taiwan and other countries also compete in U.S. glass container segments. Additionally, there are several major consumer packaged goods companies that self-manufacture glass containers. The Company competes directly with Verallia and Vidrala-Vidroporto in Brazil and Crown Holdings, Inc. and Orora Group in Mexico and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region.

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

In addition to competing with other large and well-established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers. Competition is based on quality, price, service, innovation and the marketing attributes of the container. The principal competitors producing metal containers include Ardagh Group, Ball Corporation, Crown Holdings, Inc., CANPACK and Silgan Holdings Inc. The principal competitors producing plastic containers include Amcor, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches, aseptic cartons and bag-in-box containers.

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

In Europe, the Company enters into long-term contracts for a significant amount of its energy requirements. These contracts have terms that range from one to three years.

The Company is also exploring various energy efficiency initiatives as well as the use of renewable energy and alternative lower-carbon fuels. The Company has set a goal of 40% renewable electricity use and a reduction of total energy consumption by 9% (2017 baseline) by 2030. While the Company cannot predict precisely how these efforts may impact its operations, the Company anticipates purchasing renewable electricity certificates (“RECs”) to meet at least a portion of these obligations. For the year ended December 31, 2024, the Company recognized approximately $1 million of expense related to the purchase of RECs. For more information, see Item 1A, “Risk Factors – Risks Related to Legal and Regulatory Matters, Sustainability and Climate Change.”

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

Since 2022, the Company has been implementing its MAGMA program using a multi-generation development roadmap.  In the third quarter of 2024, the Company completed construction of a greenfield facility in Bowling Green, Kentucky that utilizes the MAGMA technology and commenced production.  As of the end of 2024 and into 2025, the Company continues to ramp up production at this facility.  The Company is focused on commercializing the Bowling Green plant and validating key MAGMA assumptions on an industrial scale.  However, in line with the Company’s strategy to use an economic profit framework for capital allocation decisions, MAGMA must also achieve economic profitability within a reasonable timeframe in addition to successfully achieving key production and commercial milestones.  This recent objective applies to all of the Company’s plants, including those using MAGMA.  The Company will continue to evaluate the MAGMA program in 2025 as commercialization activities progress at the Bowling Green plant.  As of the end of 2024, the Company has paused development on the final phase of the MAGMA program, known as Generation 3, until commercialization activities are completed at the Bowling Green plant.

Likewise, the Company intends to roll out ULTRA, a proprietary technology that can reduce the weight of our glass containers by up to 30%, to improve convenience, reduce logistics costs and Greenhouse Gas emissions.

The Company holds a large number of patents related to a wide variety of products and processes and has a substantial number of patent applications pending.

Sustainability/ESG and Workplace Safety

The Company is committed to enhancing its sustainability. As part of this commitment, the Company has established sustainability initiatives and set sustainability targets, including targets for increasing the use of recycled glass in its manufacturing process, reducing energy consumption and carbon dioxide (“CO2”) equivalent emissions, increasing the use of renewable energy, and improving its total recordable incident rates. The Company has been guided by certain United Nations Sustainable Development Goals that are most relevant to its business.

Some specific examples of steps taken by the Company to advance sustainability include: assigning responsibility for sustainability oversight to the Nominating/Corporate Governance Committee of the Company’s Board of Directors, establishing a Global Sustainability Leadership Team led by the Chief Administrative & Sustainability Officer who reports to the Chief Executive Officer, establishing a near-term emissions reduction target, increasing the use of renewable energy, lowering emissions, investing in more sustainable manufacturing technology and container design, using green bond financing and working with governments and other organizations to establish and financially support recycling initiatives.

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

Glass Recycling, Deposit Return Systems, and Extended Producer Responsibility

The Company is an important contributor to recycling efforts worldwide and is among the largest users of recycled glass. If sufficient high quality recycled glass were available on a consistent basis, the Company has the technology to make glass containers containing a high proportion of recycled glass. Using recycled glass in the manufacturing process reduces CO2 emissions, reduces energy consumption and cost, and positively impacts the operating life and efficiency of the glass melting furnaces. The Company actively partners with other entities throughout the value chain to improve the effectiveness of recycling efforts and the availability of recycled glass.

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

As of December 31, 2024, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers or requirements for certain levels of recycled content affecting various types of packaging, including glass containers. The structure and enforcement of such laws and regulations may impact the sales of the Company’s glass containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

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

Climate Change and Air Emissions

A number of governments globally are increasingly considering a variety of mandatory regulatory and legal requirements or voluntary initiatives (e.g., implementation of the Paris Climate Agreement and agreements at other conferences of the parties to the United Nations Framework Convention on Climate Change) in relation to climate-change or environmental issues. The Company is unable to predict what climate-change or environmental legal requirements may be adopted in the future, although it is aware that the trend is for more restrictive environmental and climate-related legislation and regulation to be introduced. The Company continually monitors its operations in relation to significant climate-change risks and environmental impact, has set environmental and climate-related goals and invests in environmentally sound and emissions-reducing projects. As such, the Company has made expenditures for environmental improvements at certain of its facilities over the last several years and plans to continue making investments in manufacturing processes, technology and container design as it strives to reduce the impact that its products and operations have on the environment. The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

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

Human Capital Resources

The Company’s success and performance are directly related to the collective success and performance of every employee. The skills, experience and industry knowledge of its employees significantly benefit the Company’s operations and performance. The Company has approximately 21,000 employees and 69 plants spread across 19 countries.

The Company’s operating principles drive its behaviors. These operating principles are: making safety its number one priority; operating with transparency, teamwork and inclusivity; driving productivity, continuous improvement, and sustainability; building shared value with our customers; strengthening leadership through the business; and using economic profit to drive value creation. Led by its people’s knowledge and ambition, the Company is innovating to meet its customers’ ever-evolving needs to help build their brands and become valued partners. To facilitate talent attraction and retention, the Company seeks to provide a safe, inclusive, motivating and collaborative work environment with opportunities for its employees to grow and develop in their careers, regardless of background, to support employees through strong compensation, benefits and health and wellness programs, and identify programs that strive to build connections between its employees and their communities.

The Company is committed to a culture of respect and integrity and believes it is better when its workforce is open to a broader range of perspectives, which may yield superior decisions and outcomes. As part of the Company’s journey, one of its goals is to continue to create a fair, open and inclusive work environment where employees can bring their whole selves to work, share new ideas and innovate, and in turn, enhance their overall experience and the overall well-being and the performance of the Company. While the Company believes inclusion is important to its long-term value and performance, it recognizes the importance of pursuing so in legally sound manners. These efforts are part of the Company’s legal compliance considerations, and the Company is committed to only considering legally compliant methods for advancing these efforts.

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

The Company operates as one enterprise and believes that it prioritizes boundaryless leadership and sound decision making, and that it operates with one plan, delivering customer-centric results. These efforts, combined with its values and behaviors, advances the Company’s ambition to be a simple, agile, and performance-based organization energized by engaged employees.

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

Information About our Executive Officers

In the following table, the Company sets forth certain information regarding those persons currently serving as executive officers of O-I Glass, Inc. as of February 12, 2025.

Name and Age	Position
Gordon J. Hardie (61)	Chief Executive Officer since May 2024; President, Food & Ingredients at Bunge Ltd. 2018 – 2019; Managing Director at Bunge Ltd. 2011 – 2017; Managing Director at Morningside Partners, 2009 – 2011.
Darrow A. Abrahams (51)

Senior Vice President, General Counsel and Corporate Secretary since September 2020; Deputy General Counsel April 2020 – August 2020; Associate General Counsel, Dispute Resolution 2017 – 2020; Assistant General Counsel, Litigation 2015 – 2017; Senior Litigator 2012 – 2015.

Arnaud Aujouannet (55)

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

Randolph Burns (56)

Senior Vice President, Chief Administration and Sustainability Officer since October 2024; Vice President, Chief Sustainability and Corporate Affairs Officer April 2020 – October 2024; Vice President, Global Government Affairs & Legal Legacy Strategy December 2019 – April 2020; Vice President, Asbestos Litigation June 2017 – December 2019.

Giancarlo Currarino (48)

Senior Vice President, Business Operations Americas since August 1, 2024; Vice President, Global Business Operations August 2023 – July 2024; Managing Director, O-I South East Europe September 2021 – August 2023 ; Senior Vice President, Chief Technical Operations Officer July 2020 – September 2021; Senior Vice President and Chief Technology and Supply Chain Officer December 2016 – July 2020

James Dalton (50)

Senior Vice President, Chief Human Resources and Technology Officer since October 2024; Chief Human Resources and Technology Officer August 2024 – October 2024; Vice President, Global Change and Integration May 2023 – October 2024; Vice President, Global Human Resources December 2019 – May 2023.

Emmanuelle Guerin (50)

Senior Vice President, Business Operations Europe since October 2024. Vice President Global Auto Parts and Commercial Vehicles at PPG Industries, Inc. December 2021-August 2024; Global General Manager Auto Parts and Commercial Vehicles at PPG Industries, Inc July 2020 – November 2021; General Manager Industrial Coatings EMEA at PPG Industries, Inc January 2019 – July 2020; Sales and Strategic Segments Director EMEA, Industrial Coatings at PPG Industries, Inc November 2016-December 2018.

John A. Haudrich (57)

Senior Vice President and Chief Financial Officer since April 2019; Senior Vice President and Chief Strategy and Integration Officer 2015 – 2019; Vice President and Acting Chief Financial Officer 2015; Vice President Finance and Corporate Controller 2011 – 2015; Vice President of Investor Relations 2009 – 2011.

ITEM 1A. RISK FACTORS

Risks Related to the Company’s Business and Industry

Global Profitability Improvement Initiatives—The Company’s ability to achieve expected benefits from cost management, efficiency improvements, and profitability initiatives, such as its Fit to Win program, including expected impacts from production curtailments, reductions in force and furnace closures, could have a material adverse effect on operations and financial condition.

Beginning in 2024, the Company commenced a strategic review of its global profitability and manufacturing footprint, known as its Fit to Win initiative. This program is focused on the reduction of redundant production capacity and the optimization of its network, as well as streamlining other costs, such as selling, general and administrative expenses. This program is expected to last at least through 2025.

Since 2024, this program has resulted in significant cumulative pre-tax charges and cash outflows for severance and other exit costs, and future actions under this program, or similar profitability initiatives, may result in additional costs. If the Company fails to complete any of these initiatives or activities, or if the results of these initiatives and activities do not lead to the expected cost savings, the Company’s financial results could be negatively impacted.

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
●Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports or exports from or to countries where the Company manufactures or sells, or its customers sells, its products may affect the prices of and demand for the Company’s products;
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

For example, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. Natural gas forms the primary energy source for the Company’s European operations, and a significant amount of natural gas in Europe is ultimately sourced from Russia. The Company’s European operations typically purchase natural gas under mid- to long-term supply arrangements with terms that range from one to three years and through these agreements typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. However, if new agreements are entered into during periods when prices have increased, this would lead to cost inflation and could impact the Company’s profitability if the Company is not able to pass on these increased costs to customers.

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

The Company is subject to significant competition from other glass container producers, as well as from makers of alternative forms of packaging, such as aluminum cans and plastic containers. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of certain end-use markets, including juice customers. The Company competes with each rigid packaging competitor, including new entrants in the markets where the Company sells products, on the basis of price, input costs, quality, service and the marketing and functional attributes of the container. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing suppliers and/or using an alternative form of packaging. The adverse effects of consumer purchasing decisions may be more significant in periods of economic downturn and may lead to longer-term reductions in consumer spending on glass packaged products.

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

Changes in consumer preferences for the food and beverages they consume, changes in customer inventory management practices and down-trading to products packaged in other substrates (especially during inflationary periods) have reduced and may continue to reduce demand for the Company’s products. Because many of the Company’s products are used to package consumer goods, the Company’s sales and profitability have been, and could continue to be, negatively impacted by changes in consumer purchasing preferences for those products, as well as changes in customer inventory management practices. Examples of such changes include, but are not limited to, lower sales of major domestic beer brands, shifts from beer to wine or spirits that results in the use of fewer glass containers and customer destocking to adjust inventory management practices. In periods of lower demand or when customers are destocking, the Company’s sales and production levels have decreased. For example, during 2023 and 2024, the Company experienced elevated inventory destocking across the value chain, especially related to wine, spirits and beer customers, and soft consumer consumption activity, which negatively impacted the Company’s glass container shipments. The occurrence of any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

New Glass Melting Technologies—The Company’s inability to develop or apply new glass melting technology, including in a manner that achieves economic profitability within a reasonable timeframe in addition to successfully achieving key production and commercial milestones, may affect its ability to transition to lower-carbon processes and competitiveness.

The Company’s success depends partially on its ability to improve its glass melting technology and introduce productivity processes and network optimization actions that lead to the emission of less carbon. One of these new technologies, known as the MAGMA program, seeks to reduce the amount of capital required to install, rebuild and operate the Company’s furnaces. It also is focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demand, utilize more recycled glass, produce lighter containers and use lower-carbon fuels.

Since 2022, the Company has been implementing its MAGMA program using a multi-generation development roadmap.  In the third quarter of 2024, the Company completed construction of a greenfield facility in Bowling Green, Kentucky that utilizes the MAGMA technology and commenced production.  As of the end of 2024 and into 2025, the Company continues to ramp up production at this facility.  The Company is focused on commercializing the Bowling Green plant and validating key MAGMA assumptions on an industrial scale.  However, in line with the Company’s strategy to use an economic profit framework for capital allocation decisions, MAGMA must also achieve economic profitability within a reasonable timeframe in addition to successfully achieving key production and commercial milestones.  This recent objective applies to all of the Company’s plants, including those using MAGMA.  The Company will continue to evaluate the MAGMA program in 2025 as commercialization activities progress at the Bowling Green plant.  As of the end of 2024, the Company has paused development on the final phase of the MAGMA program, known as Generation 3, until commercialization activities are completed at the Bowling Green plant.

If the Company is unable to continue to improve this glass melting technology through research and development or licensing of new technology, or implement such technology in a manner that achieves economic profitability within a reasonable timeframe in addition to successfully achieving key production and commercial milestones, the Company may not be able to remain competitive with other packaging manufacturers. As a result, its business, financial condition, results of operations or ability to transition to lower carbon operations could be adversely affected.

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

The Company is party to a number of collective bargaining agreements with labor unions, which at December 31, 2024 covered approximately 71% of the Company’s employees directly associated with its operations in the U.S. and Canada. The principal collective bargaining agreement in the U.S. and Canada will expire on March 31, 2025. Approximately 85% of employees in South America and Mexico are covered by collective bargaining agreements. The collective bargaining agreements in South America and Mexico have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries, benefits and staff changes, and may impede efforts to restructure the Company’s workforce, including restructuring in connection with the Company’s Fit to Win initiative.

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

Goodwill at December 31, 2024 totaled $1.32 billion, representing approximately 15% of total assets. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write-down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth. For example, the Company recorded a non-cash impairment charge of $445 million in the fourth quarter of 2023, which was equal to the remaining goodwill balance on North America’s reporting unit. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the fourth quarter of 2024 may have indicated an impairment of the goodwill related to the Company’s two other reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $32 million, $32 million and $26 million to its defined benefit pension plans in 2024, 2023 and 2022, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

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

Cybersecurity and Data Privacy—Security incidents affecting the Company or critical third-party service providers could materially impact its business, reputation and results of operations by disrupting business operations or compromising critical and confidential information.

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

The Company has been subject to cyberattacks and other security incidents, including, but not limited to, phishing and malware incidents, and the Company expects cyberattacks to increase in number, frequency and sophistication going forward. Although prior cyberattacks have not been material, there is no guarantee that future attacks will not have a material adverse effect on the Company’s business operations, reputation and financial results. As the prevalence of cyberattacks continues to increase, the Company’s IT systems, and those of third parties, such as service providers and software providers, are subject to increased risks and threats, and the Company may incur additional costs to maintain and upgrade its security measures and to attempt to monitor various third parties’ security measures. There can be no assurance that the Company’s or any critical third party’s cybersecurity risk management program and processes, including its policies, controls or processes, will be fully implemented, complied with or effective to adequately anticipate, identify, detect, investigate or prevent certain cyberattacks or security incidents, including due to the increasing use by attackers of tools and techniques – such as artificial intelligence - that are designed to circumvent controls, avoid detection, obfuscate or remove forensic evidence and evade counter-measures. A significant attack or incident could materially impact the Company by causing transactional errors, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information (which could cause a breach of applicable data protection legislation), litigation (including class action) or regulatory investigations and fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and/or additional compliance costs. Any resulting costs or losses may not be covered by, or may exceed the coverage limits of, the Company’s cyber insurance.

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

The Company has a significant amount of debt. As of December 31, 2024 and December 31, 2023, the Company had approximately $5.0 billion and $4.9 billion of total debt outstanding, respectively.

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

The Company’s ability to make payments on, to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate endeavors depends on its ability to generate cash in the future. The Company makes no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short-term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short-term variable interest rates. At December 31, 2024, the Company’s debt that is subject to variable interest rates represented approximately 28% of total debt.

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

The Company operates manufacturing and other facilities throughout the world. Net sales from non-U.S. operations totaled approximately $4.8 billion, representing approximately 74% of the Company’s net sales for the year ended December 31, 2024. Operations outside the U.S. that accounted for 10% or more of consolidated net sales in 2024 were in France, Italy and Mexico. In addition, the Company is a 50% partner in joint ventures in Italy and Mexico.

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

Risks Related to Legal and Regulatory Matters, Sustainability and Climate Change

Taxes—Potential tax law and global trade policy changes could adversely affect net income and cash flow.

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

In addition, existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products, such as Mexico and Canada, could have a material adverse effect on its business and financial results. The U.S. has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies may have introduced significant uncertainty into the market and may affect the prices of and demand for the Company’s products, which could have a negative impact on the Company’s results of operations.

Many international legislative and regulatory bodies have enacted legislation and begun investigations of the tax practices of multinational companies, and, in the European Union, the tax policies of certain EU member states. One of these efforts has been led by the Organization for Economic Co-operation and Development (“OECD”), an international association of more than 35 countries including the United States. Focus areas include a Minimum Tax Directive including a global minimum tax of 15%, and base erosion and profit shifting, including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. On December 15, 2022, EU member states unanimously adopted the OECD Minimum Tax Directive (the “Directive”). The Directive required member states to incorporate similar provisions into their respective domestic laws, with the rules to initially become effective for fiscal years starting on or after December 31, 2023. Other countries outside the EU have taken similar actions. The application of the Directive in national legislation by OECD member states could have a material adverse impact on the net income and cash flow of the Company. Member states of the OECD are continuing discussions related to fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. Due to the large scale of the Company’s U.S. and international business activities, many of these proposed changes to the taxation of the Company’s activities, if enacted, could increase the Company’s worldwide effective tax rate and harm results of operations.

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

The Company has incurred, and expects to incur, costs for its operations to comply with environmental legal requirements, and these costs could increase in the future. Many environmental legal requirements provide for substantial fines, orders (including orders to cease operations), and criminal sanctions for violations. These legal requirements may apply to conditions at properties that the Company presently or formerly owned or operated, as well as at other properties for which the Company may be responsible, including those at which wastes attributable to the Company were disposed, and certain such laws may impose liability on the Company without regard to fault or the legality of actions (including the characterization of materials) at the time of occurrence. A significant order or judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on operations or to the Company’s reputation as it focuses on its sustainability initiatives and targets. See Note 15 to the Consolidated Financial Statements for additional information about the Company’s environmental-related liabilities.

Glass Recycling, Deposit Return Systems, Extended Producer Responsibility and Recycled Content Requirements—The Company’s business and its ability to meet climate-change goals may be impacted by recycling and recycled-content laws and regulations.

In the U.S., Canada, Europe and elsewhere, government authorities have adopted, modified, or are considering recycling and recycled-content laws and regulations, including EPR and DRS frameworks. EPR, DRS, and other recycling and recycled-content laws and regulations may impose fees, mandate certain recycling rates, require a minimum use of recycled materials, or result in limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact such legal requirements, which have the potential to influence customer and end-consumer packaging choices. As of December 31, 2024, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers or requirements for certain levels of recycled content affecting various types of packaging, including glass containers.

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

In the Americas, the U.S., Mexico, and Canada have engaged in significant legislative, regulatory, and enforcement activities relating to GHG emissions for years at the federal, state and provincial levels of government. In the U.S., the EPA regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. New GHG regulations in any national or sub-national jurisdiction where the Company operates could have a significant long-term material impact on the Company’s operations that are affected by such regulations. Several jurisdictions, including the states of California and Washington in the U.S., Mexico, the Canadian federal government, and the province of Quebec, among others, have adopted legislation aimed at reducing GHG emissions, either by explicitly price-based (e.g., carbon tax) or cap-and-trade programs. Additionally, smaller municipalities in the U.S. have engaged in legislative and regulatory activity to price carbon and other emissions. New GHG regulations or significant fluctuations in the values within a carbon-trading or carbon-tax framework in any country, state/province, or municipality where the Company operates could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Other regulations may also have a material impact. For example, various policymakers, including the SEC, European Union, and the State of California, have adopted or are considering adopting rules that would require companies to engage in certain climate- or other ESG-related disclosures or actions. Such requirements are not uniform and may not be evenly interpreted or applied. This, along with efforts by some policymakers to constrain companies’ efforts on ESG matters, may increase the complexity and cost of compliance, as well as any associated risks. The expectations of various stakeholders, including customers and employees, regarding such matters likewise continues to evolve. For more information, see the risk factor titled “ESG Scrutiny—Increased environmental, social and governance (ESG) scrutiny and changing expectations from stakeholders may impose additional costs or additional risks.”

The Company experiences a variety of impacts due to weather-related events, including severe weather and events related to climate change, which may include extreme storms, flooding, wildfires, extreme temperatures, and chronic changes in meteorological and hydrological patterns, across its 69 manufacturing facilities in 19 different countries. The frequency and severity of severe weather conditions that impact the Company’s business activities may be impacted by the effects of climate change, although it is currently impossible to predict with accuracy the scale of such impact. The Company’s customers and suppliers may be subject to similar impacts. These resulting impacts could have a material adverse effect on the Company’s business, results of operations, and financial condition.

ESG Scrutiny—Increased environmental, social and governance (ESG) scrutiny and changing expectations from stakeholders may impose additional costs or additional risks.

In recent years, increasing attention has been given to corporate activities related to climate change, human capital and other “ESG” matters. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private-sector action to promote change at public companies related to ESG matters, including increasing attention on and demands for action related to climate change, as well as social and political matters. Companies that do not adapt to or comply with expectations and standards on ESG matters as they continue to evolve, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition or stock price of such a company could be materially and adversely affected.

From time to time, the Company engages in certain voluntary initiatives (such as disclosures) regarding ESG-related matters to improve the ESG profile of the Company or respond to stakeholder expectations; however, such initiatives often impose additional costs, and there is no guarantee that they may be completed either in the manner or timing initially intended or, in either case, have the desired effect. For example, many of these initiatives rely on methodologies, standards, or data that are complex, still evolving, and subject to varying interpretations. The Company’s approach to ESG matters also evolves over time, and there can be no guarantee that our approach will align with the expectations or preferences of any particular stakeholder. The Company’s operations, projects and growth opportunities require it to have strong relationships with various key stakeholders, including its share owners, employees, suppliers, customers, local communities and others. However, stakeholder expectations are not uniform and at times conflict. For example, the Company may not choose to engage in or pursue certain ratings, certifications, disclosure frameworks, or other initiatives, whether due to cost or other reasons, and the selection of certain initiatives over others may harm the Company’s reputation with stakeholders that prefer unselected standards or may otherwise adversely impact its business and results of operations. Both advocates and opponents of various ESG matters are increasingly engaging in activism, including litigation, to promote their perspective. Addressing stakeholder expectations involves inherent costs, and any failure or perceived failure to pursue or fulfill the Company’s ESG-related initiatives, navigate stakeholder expectations, or to satisfy various reporting standards could adversely impact its reputation, business activities or competitive advantage. Such ESG matters may also impact the Company’s suppliers and customers, which may compound or cause new impacts on its business, results of operations, or financial condition.

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

The Company’s cybersecurity risk management program includes the following, among other things:

●	risk assessments designed to help identify material cybersecurity risks to the Company’s critical systems and information;

●	cross-functional teams responsible for managing the Company's (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of the Company’s security processes and controls;

●	cybersecurity awareness training of the Company’s employees, incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a third-party risk management process for certain service providers based on the Company’s assessment of the providers’ criticality to its business and the providers’ cybersecurity risk profile.

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

The Committee receives quarterly reports from management on the Company’s cybersecurity risks. In addition, management updates the Committee, as necessary, regarding cybersecurity incidents as determined by its Chief Human Resources and Technology Officer (the “CHRTO”).

The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the Company’s cybersecurity risk management program. Members of the Board of Directors receive presentations on cybersecurity topics from the CHRTO or external experts as part of the Board’s continuing education on topics that impact public companies.

The Company’s management team is responsible for assessing and managing the Company’s material risks from cybersecurity threats. The Company has a Cybersecurity Steering Committee comprised of members of management, including the CHRTO and the Company’s Director of Cybersecurity, as well as other subject matter experts throughout the Company. The Cybersecurity Steering Committee has primary responsibility for the Company’s overall cybersecurity risk management program and supervises both internal cybersecurity personnel and retained external cybersecurity consultants. The experience of the members of the Cybersecurity Steering Committee includes the Company’s CHRTO, who has more than 20 years of experience across various industries, and the Company’s Director of Cybersecurity, who has 29 years of IT experience, including eight years leading the Company’s Cybersecurity Team of IT security professionals, and who is a member of the Information Systems Audit and Control Association and the International Information System Security Certification Consortium.

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

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2024 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

Americas Operations
Brazil
Recife	Sao Paulo
Rio de Janeiro	Vitoria de Santo Antao

Canada
Brampton, Ontario(1)	Montreal, Quebec

Colombia
Soacha	Zipaquira

Ecuador
Guayaquil

Mexico
Guadalajara	Tlanepantla Estado de Mexico
Monterrey	Toluca
Queretaro	Tultitlan Estado de Mexico

Peru
Callao	Lurin

United States
Auburn, NY	Muskogee, OK
Bowling Green, KY	Portland, OR
Brockway, PA	Streator, IL
Crenshaw, PA	Toano, VA
Danville, VA	Tracy, CA
Kalama, WA(1)	Windsor, CO
Lapel, IN	Winston-Salem, NC
Los Angeles, CA(1)	Zanesville, OH

European Operations
Czech Republic
Dubi	Nove Sedlo

Estonia
Jarvakandi

France
Beziers	Vayres
Gironcourt	Veauche
Labegude	Vergeze
Puy-Guillaume	Wingles
Reims

Germany
Bernsdorf	Rinteln
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

ITEM 3. LEGAL PROCEEDINGS

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. Except as disclosed in Note 15 to the Consolidated Financial Statements, no such environmental proceedings were pending or contemplated as of December 31, 2024.

For further information on legal proceedings, see Note 15 to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHARE OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 26 and 27, 2019, the Company implemented the Corporate Modernization (as defined in Note 1 to the Consolidated Financial Statements). The Corporate Modernization involved a series of transactions, including the Merger (as defined in Note 1 to the Consolidated Financial Statements). Upon the effectiveness of the Merger, each share of Owens-Illinois, Inc. common stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass, Inc. common stock, par value $.01 per share, having the same designations, rights, powers and preferences, qualifications, limitations, and restrictions as the corresponding share of Owens-Illinois, Inc. common stock being converted.

Following the implementation of the Corporate Modernization, the Company’s common stock continues to be listed on the New York Stock Exchange on an uninterrupted basis with the symbol OI. The number of share owners of record on December 31, 2024 was 586. Almost all of the outstanding shares were registered in the name of Depository Trust Company, or CEDE & Co., which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions.

In 2020, the Company suspended its dividend. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.

Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12.

The Company regularly purchases shares pursuant to a $100 million anti-dilutive share repurchase program authorized by the Board of Directors on May 14, 2024 that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. This repurchase program superseded and replaced a prior $150 million repurchase program authorized by the Board of Directors on February 9, 2021. The current program has no expiration date. The following table provides information about the Company’s purchases of its common stock during the three months ended December 31, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
October 1 - October 31, 2024	762	$13.10	762	80
November 1 - November 30, 2024				80
December 1 - December 31, 2024				80
Total	762	$13.10	762

	December 31,
	2019	2020	2021	2022	2023	2024
O-I Glass, Inc.	$100.00	$100.17	$101.26	$139.45	$137.83	$91.20
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Packaging Group	100.00	125.67	139.20	106.60	109.91	108.19

NOTE: Data complete through last fiscal year. Corporate Performance Graph with peer group uses peer group only performance (excludes performance of the Company). Peer group indices use beginning of period market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

The graph above compares the performance of the Company’s Common Stock with that of a broad market index (the S&P 500 Composite Index) and a packaging group consisting of companies with lines of business or product end uses comparable to those of the Company for which market quotations are available.

The packaging group consists of: AptarGroup, Inc., Ardagh Group S.A., Ball Corp., Crown Holdings, Inc., O-I Glass, Inc., Sealed Air Corp., Silgan Holdings Inc., and Sonoco Products Co. The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2019 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings (loss) before interest expense, net, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit, however, are non-GAAP measures when presented outside of the financial statement footnotes. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the Board of Directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management, including the chief operating decision maker (defined as the Chief Executive Officer), uses segment operating profit, supplemented by net sales and selected cash flow information, to evaluate segment performance and allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

For discussion related to changes in financial condition and the results of operations for 2023 compared to 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 14, 2024.

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2024	2023
Net sales:
Americas	$3,584	$3,865
Europe	2,820	3,117
Reportable segment totals	6,404	6,982
Other	127	123
Net sales	$6,531	$7,105

	2024	2023
Net loss attributable to the Company	$(106)	$(103)
Net earnings attributable to noncontrolling interests	18	18
Net loss	(88)	(85)
Provision for income taxes	126	152
Earnings before income taxes	38	67
Items excluded from segment operating profit:
Retained corporate costs and other	134	224
Restructuring, asset impairment and other charges	206	100
Equity investment impairment	25
Legacy environmental charge	11
Gain on sale of divested business and miscellaneous assets	(6)	(4)
Charge for goodwill impairment		445
Pension settlement and curtailment charges	5	19
Interest expense, net	335	342
Segment operating profit	$748	$1,193

Americas	392	511
Europe	356	682
	$748	$1,193

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2024 with 2023

Net sales in 2024 decreased $574 million, or 8%, compared to the prior year, due to lower sales volumes, lower average selling prices and the impact from unfavorable foreign currency translation.

Earnings before income taxes were $29 million lower in 2024 compared to 2023. This decrease was primarily due to lower segment operating profit, higher restructuring, asset impairment and other charges and higher legacy environmental charges, partially offset by the non-recurrence of a $445 million goodwill impairment charge that occurred in 2023, lower interest expense and lower retained corporate and other costs.

Segment operating profit for reportable segments in 2024 was $445 million lower compared to the prior year, primarily due to lower shipments, lower net prices (net of cost inflation) and higher operating costs. The higher operating costs were primarily due to lower production volumes driven by temporary curtailments of production to balance with lower demand and reduce inventory levels, lower earnings from joint ventures, startup costs for a newly constructed plant and the non-recurrence of an energy subsidy received in the prior year, partially offset by effective operating and cost management.

Net interest expense in 2024 decreased $7 million compared to 2023, primarily due to lower note repurchase premiums, write-offs of deferred finance fees and related charges, partially offset by higher interest rates.

In 2024, the Company recorded a net loss attributable to the Company of $106 million, or $0.69 per share, compared to a net loss attributable to the Company of $103 million, or $0.67 per share, in 2023. As discussed below, net loss attributable to the Company in 2024 and 2023 included items that management considers not representative of ongoing operations and other adjustments. These items increased net loss attributable to the Company by $233 million, or $1.50 per share, in 2024 and increased net loss attributable to the Company by $594 million, or $3.76 per share, in 2023.

Results of Operations—Comparison of 2024 with 2023

Net Sales

The Company’s net sales in 2024 were $6,531 million compared with $7,105 million in 2023, a decrease of $574 million, or 8%. Average selling prices declined approximately 2%, which decreased net sales by $160 million in 2024. Glass container shipments, in tons, declined approximately 4% in 2024, which decreased net sales by approximately $348 million compared to the prior year. This decline resulted from soft consumer consumption and destocking across the value chain, especially in the spirits category, as the Company’s customers, distributors and retailers adjusted their inventory management practices to lower levels. Also, elevated competitive pressures due to spare capacity, particularly in Europe, impacted net sales in 2024. Unfavorable foreign currency exchange rates decreased net sales by $70 million in 2024 compared to the prior year.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2023		$6,982
Price	$(160)
Sales volume (excluding acquisitions)	(348)
Effects of changing foreign currency exchange rates	(70)
Total effect on net sales		(578)
Net sales— 2024		$6,404

Americas: Net sales in the Americas in 2024 were $3,584 million compared to $3,865 million in 2023, a decrease of $281 million, or 7%. Slightly higher selling prices in the region increased net sales by $19 million in 2024, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 3.5% in 2024 compared to the prior year, which decreased net sales by approximately $229 million. The decline in sales primarily resulted from destocking activity, especially related to spirits and beer customers, and soft consumer consumption. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $71 million in 2024 compared to the prior year, as the Brazilian Real and Mexican Peso weakened compared to the U.S. dollar.

Europe: Net sales in Europe in 2024 were $2,820 million compared to $3,117 million in 2023, a decrease of $297 million, or 10%. Lower average selling prices in Europe decreased net sales by $179 million in 2024. Glass container shipments declined by approximately 4% in 2024, primarily due to destocking activity, especially related to wine and beer customers, elevated competitive pressures due to spare capacity and soft consumer consumption. Lower shipments in 2024 decreased net sales by approximately $119 million compared to the prior year. The slightly favorable effects of foreign currency exchange rate changes increased net sales by $1 million in 2024 compared to the prior year.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $38 million in 2024 compared to $67 million in 2023, a decrease of $29 million.  This decrease was due to lower segment operating profit, higher restructuring, asset impairment and other charges and higher legacy environmental charges, partially offset by the non-recurrence of a $445 million goodwill impairment charge that occurred in 2023, lower interest expense and lower retained corporate and other costs.

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

Segment operating profit of reportable segments in 2024 was $748 million, compared to $1,193 million in 2023, a decrease of $445 million, or 37%. This decrease was primarily due to lower shipments, lower net prices (net of cost inflation) and higher operating costs. The higher operating costs were primarily due to lower production volumes driven by temporary curtailments of production to balance with lower demand and reduce inventory levels, lower earnings from joint ventures, startup costs for a newly constructed plant and the non-recurrence of an energy subsidy received in the prior year, partially offset by effective operating and cost management.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2023		$1,193
Net price (net of cost inflation)	$(181)
Sales volume	(66)
Operating costs	(199)
Effects of changing foreign currency rates	1
Total net effect on segment operating profit		(445)
Segment operating profit - 2024		$748

Americas: Segment operating profit in the Americas in 2024 was $392 million, compared to $511 million in 2023, a decrease of $119 million, or 23%. Higher cost inflation exceeded higher selling prices and resulted in a $41 million decrease to segment operating profit in 2024. The impact of lower shipments discussed above resulted in a $37 million decrease to segment operating profit in 2024 compared to 2023. Operating costs in 2024 were $44 million higher than in the prior year. The increase in operating costs was primarily due to lower production volumes, driven by temporary curtailments of production to balance with lower demand and reduce inventory levels, and higher costs related to the startup of a new plant in Bowling Green, Kentucky. Until the operations at the Bowling Green, Kentucky plant stabilize, the segment will continue to incur higher operating costs. Partially offsetting these higher costs in 2024 were effective operating and cost management activities, including approximately $65 million of lower operating costs as a result of the region’s restructuring actions taken in 2023 (in line with management’s expectations). The effects of foreign currency exchange rates increased segment operating profit by $3 million in 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in 2024 due to unabsorbed fixed costs.  Temporary production curtailments may continue during 2025 depending on customer demand levels. If implemented, temporary production curtailments would result in continued elevated operating costs in the segment. In addition, in 2024, the Americas announced the permanent closure of five furnaces and a reduction in the number of selling, general and administrative positions in connection with its Fit to Win initiative. The Company will continue to monitor business trends and consider whether any additional indefinite or permanent capacity closures in the Americas will be necessary in the future to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in 2024 was $356 million compared to $682 million in 2023, a decrease of $326 million, or 48%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $140 million in 2024 compared to the prior year. The impact of lower shipments discussed above decreased segment operating profit by approximately $29 million. Operating costs in 2024 were $155 million higher than in the prior year, driven by temporary production curtailments to balance supply with demand and reduce inventory levels, lower earnings from joint ventures and the non-recurrence of approximately $16 million in subsidies received from the Italian government to help mitigate the impact of elevated energy costs in 2023, partially offset by benefits from effective operating and cost management. The effects of foreign currency exchange rates decreased segment operating profit by $2 million in 2024.

In order to better match production to customer demand, management has implemented temporary production curtailments in the region. This initiative has resulted in higher operating costs in 2024 due to unabsorbed fixed costs.  Temporary production curtailments may continue during 2025 depending on customer demand levels. If implemented, temporary production curtailments would result in continued elevated operating costs in the segment. Also, in the fourth quarter of 2024, the Company announced the permanent closure of three furnaces, a machine line and a reduction in the number of selling, general and administrative positions in Europe in connection with its Fit to Win initiative. Additional indefinite or permanent capacity closures in Europe will likely be necessary in 2025 to align its business with demand trends.  These closures are dependent on the relevant discussions with certain European Workers’ Councils during 2025. Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In addition, the ongoing conflict between Russia and Ukraine has caused a significant change in the global gas market, resulting in a shift toward liquified natural gas. This transition has increased volatility in the market, as countries seek to diversify their energy sources and reduce dependance on traditional natural gas supplies. The Company’s European operations typically purchase natural gas under mid- to long-term supply arrangements with terms that range from one to three years and, through these agreements, typically agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have coverage of at least 40% of its expected total energy use for the year ahead, where possible. However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions, government mandated curtailments or government imposed allocations, or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it may be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in 2024 was $335 million compared to $342 million in 2023. The decrease was primarily due to $37 million in lower note repurchase premiums, write-offs of deferred finance fees and related charges, partially offset by higher interest rates.

Provision for Income Taxes

The Company’s effective tax rate from operations for 2024 was 332% compared to 227% for 2023.  The effective tax rate for 2024 differed from 2023 due to a net unfavorable tax rate on restructuring charges and a change in the mix of geographic earnings. The annual effective tax rate for 2024 differs from the statutory U.S. Federal tax rate of 21%, primarily due to the geographic mix of pretax earnings and losses and their impacts on the overall rate.

Net Loss Attributable to the Company

For 2024, the Company recorded a net loss attributable to the Company of $106 million, or $0.69 per share, compared to a net loss attributable to the Company of $103 million, or $0.67 per share, in 2023. Net loss attributable to the Company in 2024 and 2023 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2024	2023
Restructuring, asset impairment and other charges	$(206)	$(100)
Equity investment impairment	(25)
Legacy environmental charge	(11)
Gain on sale of divested businesses and miscellaneous assets	6	4
Goodwill impairment		(445)
Pension settlement and curtailment charges	(5)	(19)
Note repurchase premiums, the write-off of unamortized finance fees and third-party fees and settlement of a related interest rate swap	(2)	(39)
Valuation Allowance-Interest carryovers		(20)
Net provision for income tax on items above	11	25
Net impact of noncontrolling interests on items above	(1)
Total	$(233)	$(594)

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2024 were lower or flat due to foreign currency effects compared to 2023.

This trend may not continue into 2025. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

Forward-Looking Operational and Financial Information

●	Until macroeconomic conditions improve further, the Company remains cautious on its commercial outlook for 2025. For the full year 2025, the Company expects that its sales volume (in tons) will be flat to down slightly compared to 2024. And the Company may elect to exit certain unprofitable businesses as it optimizes its network and drive higher economic profit.
●	Net price (net of cost inflation) is expected to be a headwind again in 2025 due to competitive pressures in Europe.

●	Management anticipates lower operating costs in 2025 due to $175 million to $200 million of expected Fit To Win benefits, as well as higher production levels, as temporary curtailments to rebalance inventory levels should moderate over the course of the year. However, foreign currency translation will likely be an earnings headwind based on current exchange rates.
●	Over a multi-year time horizon, the Company plans to implement a number of initiatives to increase profitability. Initially, the Company will focus on its Fit to Win initiative with the goal of increasing adjusted EBITDA to at least $1.45 billion by 2027.
●	The Company has announced several near-term actions as part of its Fit to Win program, including indefinite or permanent capacity closures. The Company anticipates these actions will reduce its capacity by at least 7% by mid-2025. And the Company has implemented headcount reduction and other cost savings actions designed to reduce selling, general and administrative costs to no more than 5% of net sales by early-2026.
●	In addition to the above, the Company is well underway for the planning related to reshaping its supply chain, including driving productivity, closing high cost operations and transferring profitable volume into its remaining network.
●	Cash provided by operating activities is expected to approximate $600 million for 2025. Capital expenditures in 2025 are expected to range between approximately $400 million and $450 million.
●	The above forward-looking operational and financial information does not reflect potential impact of tariffs on U.S. imports or retaliatory tariffs on U.S. exports.

Operational and Financial Impacts due to Environmental Issues

Regulatory Impacts on the Business

As discussed in Item 1, Business and Item 1A, Risk Factors above, governments globally are increasingly implementing legislation, regulations and international accords regarding climate change and other ESG-related matters.  These include mandatory regulatory and legal requirements and voluntary initiatives in relation to climate change or other environmental matters with the intent to provide regulatory approaches to reducing greenhouse gas emissions and other environmental impacts.  The Company’s results of operations have been impacted by various regulatory approaches as described below.

For the year ending December 31, 2024, the European segment recognized approximately $31 million of expense related to emissions allowances to comply with the European Union Emissions Trading Scheme. In the Americas, the state of California in the U.S., Mexico, the Canadian federal government and the province of Quebec, among others, have adopted cap-and-trade or carbon pricing legislation aimed at reducing GHG emissions. As a result, the Americas segment recognized approximately $4 million of expense related to emissions credits and fees to comply with various country, state/province, or municipality laws or regulations. New laws or regulations, significant changes in the amount of emissions allowances granted to the Company or the Company’s manufacturing plants or significant fluctuations in the price or availability of these emissions credits could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company has also been impacted by various fines or penalties as a result of noncompliance with various federal or local environmental statutes, including impacts to the Company’s reputation as it focuses on its sustainability initiatives and targets.

The Company has a near-term emissions reduction target validated by third parties, which provides an emissions-reduction pathway that aligns with certain carbon-reduction scenarios. The assumptions and estimates used to support the target and pathway are based on certain third-party frameworks and assumptions, which likely will evolve and change, and on assumptions about the existing and future state of marketplaces and technology, which likely will evolve and change. Also, the Company monitors its operations in relation to climate change risks and environmental impacts and has made, and may continue to make, significant expenditures for environmental improvements at certain of its facilities in recent years and in the future. The Company also generally seeks to invest in environmentally friendly and emissions reducing projects, none of which have materially impacted the Company’s results of operations or cash flows. However, the Company is unable to predict what private or governmental climate change or environmental criteria or legal requirements may be adopted in the future, how public perception in relation to climate change and other ESG-related issues may change, or the impacts of those changes on its results of operations, access to and cost of capital or cash flows. Significant changes in regulations, criteria, public perception or legal requirements related to emissions reduction or fossil-fuel use could have a material impact on the Company’s results.

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

In addition, there are indirect consequences of climate-related regulation or business trends that affect the Company’s business. For example, if the Company is unable to continue to improve its glass melting processes and lower carbon emissions, the Company may not be able to remain competitive with other packaging manufacturers.

The Company’s customers and suppliers may also be impacted by climate risks, whether physical or transition risks, thus potentially compounding or causing further impacts to the Company’s business and results of operations.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2024 were $134 million compared to $224 million in 2023. These costs decreased in 2024, primarily due to lower spending and management incentive expense.

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

Restructuring, Asset Impairment and Other Charges

For the year ended December 31, 2024, the Company recorded restructuring and other charges of approximately $206 million to Other expense, net ($204 million) and Equity earnings ($2 million) in the Consolidated Results of Operations, primarily related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($79 million), Europe segment ($115 million) and Retained corporate costs and other ($14 million). Additional restructuring charges are expected in future quarters when management completes their assessment to reduce redundant production capacity. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years. These charges also reflect approximately $2 million of other credits.

For the year ended December 31, 2023, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $100 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($89 million), Europe segment ($6 million) and Retained Corporate costs and other ($2 million). These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions, as no significant additional costs are expected to be incurred. These charges were recorded to Other income (expense), net on the Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out over the next several years. These charges also reflect approximately $3 million of other charges.

See Note 10 to the Consolidated Financial Statements for further information.

Equity Investment Impairment

In 2024, the Company determined that the current fair value of one of its non-U.S. equity investments (a small glass container manufacturer reported in the non-reportable Retained corporate costs and other category) was less than its carrying value and that it was other-than-temporarily impaired. As such, the Company recorded an impairment charge of approximately $25 million to the equity earnings line in its Consolidated Results of Operations to reduce its carrying value down to its estimated fair value.

See Note 6 to the Consolidated Financial Statements for further information.

Legacy Environmental Charges

From December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States are currently engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. The Company undertook sampling at the site in 2024 and has proposed settling this matter and has recorded charges of $11 million in 2024 as its best estimate of this liability based on current information. These charges were recorded to Other expense, net in the Consolidated Results of Operations.  While the Company believes it has meritorious defenses against this suit, if the proposed settlement is not accepted by the NPS and the lawsuit proceeds, the ultimate resolution of this matter could result in a loss in excess of the amount currently accrued.

See Note 15 to the Consolidated Financial Statements for further information.

Gain on Sale of Divested Businesses and Miscellaneous Assets

For the year ended December 31, 2024, the Company recorded a pretax gain of approximately $6 million on the sale of the land and buildings of previously closed plants in the Americas.

For the year ended December 31, 2023, the Company recorded a pretax gain of approximately $4 million on the sale of the land and buildings of a previously closed plant in China.

See Note 21 to the Consolidated Financial Statements for further information.

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

See Note 7 to the Consolidated Financial Statements for further information.

Pension Settlement and Curtailment Charges

In 2024, the Company settled a portion of its pension obligations and recorded approximately $5 million of pension settlement charges in Mexico.

In 2023, the Company settled a portion of its pension obligations and recorded approximately $19 million of pension settlement and curtailment charges, in the United States, Canada and Mexico.

See Note 11 to the Consolidated Financial Statements for further information.

Capital Resources and Liquidity

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Original Agreement”), which refinanced in full the previous credit agreement. The Original Agreement provided for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allowed for a one-time borrowing of up to $600 million, the proceeds of which were used, in addition to other consideration paid by the Company and/or its subsidiaries, to fund an asbestos settlement trust (the “Paddock Trust”) to resolve and pay current and future asbestos-related personal injury liabilities of Paddock Enterprises, LLC. On July 18, 2022, the Company drew down the $600 million delayed draw term loan to fund, together with other consideration, the Paddock Trust (see Note 15 for more information).

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

At December 31, 2024, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.34 billion outstanding balance at December 31, 2024, net of debt issuance costs). At December 31, 2024, the Company had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at December 31, 2024 was 6.32%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2024, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company issued €500 million aggregate principal amount of senior notes that bear interest at 5.250% and mature on June 1, 2029. Also, in May 2024, the Company issued $300 million aggregate principal amount of senior notes that bear interest at 7.375% and mature on June 1, 2032. The senior notes were issued via private placements and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs, were used to repurchase and redeem the senior notes described in the May 2024 tender offer and redemption below.

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. At December 31, 2024, approximately €176 million aggregate principal amounts of the 2.875% Senior Notes due 2025 remained outstanding.

In May 2023, the Company issued €600 million aggregate principal amount of senior notes that bear interest at a rate of 6.250% per annum and mature on May 15, 2028. Also, in May 2023, the Company issued $690 million aggregate principal amount of senior notes that bear interest at a rate of 7.250% per annum and mature on May 15, 2031.  The senior notes were issued via a private placement and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs were used to redeem senior notes described in the May 2023 tender offers below.

In May 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described above. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At December 31, 2024, approximately $17 million aggregate principal amount of the 5.375% Senior Notes due 2025 remained outstanding.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Material Cash Requirements

The Company’s material cash requirements include the following:

●	Cash payments for debt repayments totaling $4,859 million (including finance leases) and ranging from $105 million to $1,838 million on an annual basis over the next five years (see Note 14 to the Consolidated Financial Statements). Assuming interest rates and scheduled maturities as of December 31, 2024, interest payments to service outstanding debt total approximately $990 million over the next five years;
●	Capital expenditures of approximately $400 million to $450 million in 2025, for property, plant and equipment as described below;
●	Cash contributions to its pension plans totaling approximately $70 million over the next three years, and cash contributions for other post-retirement benefits totaling $41 million through 2034 (see Note 11 to the Consolidated Financial Statements);
●	Cash payments for operating leases totaling $259 million (including imputed interest) and ranging from $25 million to $54 million on an annual basis over the next five years (see Note 12 to the Consolidated Financial Statements);

●	Cash payments toward restructuring activities (see Note 10 to the Consolidated Financial Statements); and
●	Cash payments for purchases obligations that consist primarily of contracted amounts for energy totaling approximately $1,316 million and ranging from $137 million to $415 million on an annual basis over the next five years. In cases where variable prices are involved, current market prices have been used to estimate these future purchases. The above amount does not include ordinary course of business purchase orders, because the majority of such purchase orders may be canceled. The Company does not believe such purchase orders will adversely affect its liquidity position.

Cash Flows

Operating activities: Cash provided by operating activities was $489 million for 2024, compared to $818 million of cash provided by operating activities for 2023. The decrease in cash provided by operating activities in 2024 was primarily due to lower business performance, the non-recurrence of the $445 million goodwill impairment non-cash charge that occurred in 2023 and higher restructuring payments, partially offset by a lower use of working capital than in 2023.

Working capital was a use of cash of $125 million in 2024, compared to a use of cash of $148 million in 2023. The use of cash from working capital in 2024 was driven by lower accounts payable as spending levels declined compared to 2023 and lower income tax payables. The Company’s use of its accounts receivable factoring programs resulted in a decrease in cash provided by operating activities of approximately $7 million and an increase in cash provided by operating activities of approximately $7 million for 2024 and 2023, respectively. See Note 20 to the Consolidated Financial Statements for additional information. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of December 31, 2024 were comparable to December 31, 2023.

Cash payments for restructuring activities increased to $41 million in 2024 from $26 million in 2023 due to higher payments associated with the initial phase of the Company’s Fit to Win program, which will continue into at least 2025.

Investing activities: Cash utilized in investing activities was $620 million for 2024, compared to $683 million of cash utilized in investing activities for 2023. Capital spending for property, plant and equipment was $617 million in 2024, compared to $688 million in 2023. The Company estimates that its full year 2025 capital expenditures will be approximately $400 million to $450 million.

The Company received approximately $29 million of net cash proceeds for the sale of miscellaneous businesses and other assets in 2024 compared to $11 million received in 2023. The Company contributed $3 million to its joint ventures in 2024 compared to $10 million contributed in 2023. The Company paid $29 million and received $4 million related to hedge activity in 2024 and 2023, respectively.

Financing activities: Cash utilized in financing activities was $8 million for 2024 compared to $27 million of cash utilized by financing activities in 2023.  Financing activities in 2024 included additions to long-term debt of $1,102 million, which included the issuance of €500 million aggregate principal amount of 5.250% senior notes due 2029 and $300 million aggregate principal amount of 7.375% senior notes due 2032. Financing activities in 2024 also included the repayment of long-term debt of $1,043 million, which included the repurchase of €323.4 million aggregate principal amount of the Company’s 2.875% Senior Notes 2025 pursuant to a tender offer and the redemption of $300 million aggregate principal amount of the Company’s 6.375% Senior Notes due 2025. Financing activities in 2023 included additions to long-term debt of $1,332 million, which included the issuance of €600 million aggregate principal amount of 6.250% senior notes due 2028 and $690 million aggregate principal amount of 7.250% senior notes due 2031.  Financing activities in 2023 also included the repayment of long-term debt of $1,298 million, which included the repurchase and redemption of $250 million aggregate principal amount of the Company’s 5.875% Senior Notes due 2023, the repurchase of €666.7 million aggregate principal amount of the Company’s 3.125% Senior Notes due 2024, and the repurchase of $282.8 million aggregate principal amount of the Company’s 5.375% Senior Notes due 2025.  As a result of financing activities, the Company paid finance fees and premiums of $13 million and $22 million for 2024 and 2023, respectively.  Borrowings under short-term loans were $17 million and $47 million in 2024 and 2023, respectively.  The Company paid approximately $40 million related to hedging activity in 2023.

In May 2024, the Company’s Board of Directors authorized a $100 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers, and employees.  This repurchase program superseded and replaced a prior $150 million repurchase program authorized by the Board of Directors in February 2021. In each of 2024 and 2023, the Company repurchased $40 million of shares of the Company’s common stock under these share repurchase programs.  The Company intends to repurchase at least $40 million of shares of the Company’s common stock in 2025.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (the next 12 months) and long-term basis (beyond the next 12 months). However, as the Company cannot predict the conflict between Russia and Ukraine and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated but could be material. In addition, cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. At December 31, 2024 and December 31, 2023, the Company had approximately $631 million and $810 million, respectively, in cash and cash equivalents in certain of its foreign subsidiaries. The Company accrues withholding taxes for planned remittances in accordance with assertions under ASC 740 in regards to unremitted earnings. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements.

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

Impairment of Long-Lived Assets

Property, Plant and Equipment (PP&E) - The Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a segment or a component of a segment. If an impairment indicator exists, the Company first evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. Historically, most of the Company’s PP&E impairments have been due to restructuring activities that result in the closure of plant sites or disposal of furnaces or other PP&E.  All PP&E impairments recorded during 2024, 2023 and 2022 were due to restructuring activities. In these cases, the asset group’s carrying values are reduced to their fair values, which is their expected sale values of the real property less costs to sell.

Impairment testing on asset groups that are held for use requires estimation of projected future cash flows generated by the asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include, among other things: industry and market conditions, sales volume and prices, production costs and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. During 2024, 2023 and 2022, no impairment indicators were identified, and no impairment testing has been required related to PP&E asset groups that are held for use.

Goodwill – Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise).  When performing a quantitative test for goodwill impairment, the Company compares the fair value of each reporting unit, which is determined by computing the business enterprise value ("BEV"), with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV is recorded as an impairment loss.  The calculations of the BEV are based on internal and external inputs, such as projected future cash flows of the reporting units, discount rates and terminal business value, among other assumptions. The valuation approach utilized by management represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of unobservable inputs. The Company’s projected future cash flows incorporate management’s best estimates of the expected future results including, but not limited to, price trends, customer demand, material costs, asset replacement costs and any other known factors.

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

Goodwill at December 31, 2024 totaled approximately $1.32 billion, representing approximately 15% of total assets. As of December 31, 2024, the Company has three reporting units and includes $800 million of recorded goodwill to the Company’s Europe reporting unit, $521 million of recorded goodwill to the Company’s Latin America reporting unit and $0 of recorded goodwill to the Company’s North America reporting unit (subsequent to the 2023 impairment). During the fourth quarter of 2024, the Company completed its annual impairment testing and determined that no impairment existed. The BEVs of the Company’s Europe and Latin America reporting units substantially exceeded their carrying values as of October 1, 2024. However, there can be no assurance that anticipated financial results will be achieved, and the goodwill balances remain susceptible to future impairment charges. Future changes in the Company’s cost of capital or expected cash flows may cause the Company’s goodwill to become impaired, resulting in a non-cash charge against the Company’s results of operations. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2024, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2025 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write-down of goodwill is necessary, then the Company will record a charge at that time. In the event the Company would be required to record a significant write-down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Pension Benefit Plans

Estimates - The determination of pension obligations and the related pension expense or credits to operations involves certain estimations. The most critical estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2024, the weighted average discount rate was 5.66% and 5.74% for U.S. and non-U.S. plans, respectively. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. In developing this assumption, the Company also considers the Plans’ asset mix and evaluates input from its third-party pension plan asset consultants, including their review of asset class return expectations. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. For purposes of determining pension charges and credits in 2024, the Company’s estimated weighted average expected long-term rate of return on plan assets is 5.75% for U.S. plans and 5.14% for non-U.S. plans compared to 5.75% for U.S. plans and 4.67% for non-U.S. plans in 2023. The Company recorded pension expense (exclusive of settlement and curtailment charges) of $32 million, $30 million, and $34 million in 2024, 2023, and 2022, respectively. Depending on currency translation rates, the Company expects to record approximately $29 million of total pension expense for the full year of 2025. The 2025 pension expense will reflect a 5.75% and 5.12% expected long-term rate of return for the U.S. assets and non-U.S. assets, respectively.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $4 million and $7 million, respectively, in the pretax pension expense for the full year of 2025.

Recognition of Funded Status - The Company recognizes the funded status of each pension benefit plan on the balance sheet. The funded status of each plan is measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. Actuarial gains and losses are accumulated in Other Comprehensive Income (Loss), and the portion of each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income on a straight-line basis over the average remaining service period of employees still accruing benefits or the expected life of participants not accruing benefits if all, or almost all, of the plan’s participants are no longer accruing benefits.

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

Foreign Currency Exchange Rate Risk

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results have foreign currency exchange risk as a result of translation exposure. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. The Company has hedged a portion of the net investment in international subsidiaries against fluctuations in the Euro through derivative financial instruments. The net fair value of these instruments was a net liability of approximately $22 million and $52 million at December 31, 2024 and 2023, respectively.

In addition, because the Company’s subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary. This strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. However, the Company has certain variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk.  At December 31, 2024 and 2023, the net fair value of such swap contracts was a net liability of approximately $61 million and $107 million, respectively.

As of December 31, 2024, the potential change in fair value for such financial instruments from a change of 10% in the quoted foreign exchange rates would be approximately $137 million.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Agreement (see Note 14 to the Consolidated Financial Statements for further information). The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt and, from time-to-time, may enter into interest rate swap agreements.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from (or payment of variable amounts to) a counterparty in exchange for the Company making (or receiving) fixed-rate payments.  As of December 31, 2024, based on the outstanding balances on the Company’s variable-rate debt (including the effect of the swap contracts), a one percentage point change in interest rates would change the Company’s annual net interest expense by $14 million.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations, including interest rate swap agreements, at December 31, 2024. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

										Fair Value at
(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter			Total	12/31/2024
Long-term debt at variable rate:
Principal by expected maturity	$80	$79	$1,202	$8	$2	$			$1,371	$1,375
Avg. principal outstanding	$1,332	$1,252	$612	$9	$4	$
Avg. interest rate	5.95%	5.96%	5.96%	4.31%	4.31%			%
Long-term debt at fixed rate:
Principal by expected maturity	$226	$26	$636	$644	$541		$1,415		$3,488	$3,478
Avg. principal outstanding	$3,375	$3,249	$2,918	$2,278	$1,685		$1,415
Avg. interest rate	5.82%	6.10%	6.14%	6.05%	6.28%		6.08%

The Company believes the near-term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2024.

Commodity Price Risk

The Company enters into commodity forward contracts and collars related to forecasted natural gas requirements, objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. At December 31, 2024 and 2023, the net fair value of such contracts was a net liability of approximately $6 million and $14 million, respectively.

Forward-Looking Statements

This document contains “forward-looking” statements related to the Company within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” “commit,” and the negatives of these words and other similar expressions generally identify forward-looking statements.

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to achieve expected benefits from cost management, efficiency improvements, and profitability initiatives, such as its Fit to Win program, including expected impacts from production curtailments, reduction in force and furnace closures, (2) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade disputes, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates, changes in laws or policies, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (3) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (4) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (5) changes in consumer preferences or customer inventory management practices, (6) the continuing consolidation of the Company’s customer base, (7) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it in a manner to deliver economic profit within the timeframe expected in addition to successfully achieving key production and commercial milestones, (8) unanticipated supply chain and operational disruptions, including higher capital spending, (9) seasonality of customer demand, (10) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (11) labor shortages, labor cost increases or strikes, (12) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (13) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (14) any increases in the underfunded status of the Company’s pension plans, (15) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the Company or its third-party service providers, (16) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (17) risks associated with operating in foreign countries, (18) foreign currency fluctuations relative to the U.S. dollar, (19) changes in tax laws or global. trade policies, (20) the Company’s ability to comply with various environmental legal requirements, (21) risks related to recycling and recycled content laws and regulations, (22) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders, and the other risk factors discussed in this Annual Report on Form 10-K.

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

Additionally, certain forward-looking and other statements in this Annual Report on Form 10-K or other locations, such as the Company’s corporate website, regarding ESG matters are informed by various ESG standards and frameworks (which may include standards for the measurement of underlying data) and the interests of various stakeholders. Accordingly, such information may not be, and should not be interpreted as necessarily being “material” under the federal securities laws for SEC reporting purposes, even if the Company uses the word “material” or “materiality” in such discussions. In particular, certain standards and frameworks use definitions of “materiality” in the ESG context that differ from, and are often more expansive than, the definition under U.S. federal securities laws. ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices. The Company’s disclosures may change due to revisions in framework requirements, availability of information, changes in its business or applicable governmental policies, or other factors, some of which may be beyond its control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O-I Glass, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter

As of December 31, 2024, the Company’s goodwill balance was $1,321 million. As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if impairment indicators arise, by comparing the fair value of each reporting unit, which is determined by computing the business enterprise value (“BEV”), with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The outcome of the Company’s annual goodwill impairment test indicated that no impairment existed.

Auditing management’s goodwill impairment test was complex and judgmental due to the significant estimation required to determine the BEV of the reporting units. In particular, the BEV of the reporting units were sensitive to the following assumptions: revenue growth, EBITDA margin and the weighted average cost of capital. These assumptions are subjective and can be affected by economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the goodwill impairment review process. For example, we tested controls that address the risk of material misstatement related to the valuation of the Company’s reporting units, including management’s review of the assumptions described above and the completeness and accuracy of the data used to develop such estimates.

To test the estimated BEV of the Company’s reporting units, we performed audit procedures that included, among others, assessing the appropriateness of the valuation model used, evaluating the assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the assumptions. We compared the estimated future cash flows to historical results and industry and economic trends and assessed the historical accuracy of management’s estimates. We involved our valuation specialists to assist with our evaluation of the Company’s valuation model, valuation methodology and the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1987.

Toledo, Ohio
February 12, 2025

O-I Glass, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2024	2023	2022
Net sales	$6,531	$7,105	$6,856
Cost of goods sold	(5,486)	(5,609)	(5,643)
Gross profit	1,045	1,496	1,213
Selling and administrative expense	(445)	(540)	(496)
Research, development and engineering expense	(80)	(92)	(79)
Interest expense, net	(335)	(342)	(239)
Equity earnings	79	127	107
Other income (expense), net (incl. goodwill impairment)	(226)	(582)	299
Earnings before income taxes	38	67	805
Provision for income taxes	(126)	(152)	(178)
Net earnings (loss)	(88)	(85)	627
Net earnings attributable to noncontrolling interests	(18)	(18)	(43)
Net earnings (loss) attributable to the Company	$(106)	$(103)	$584

Basic earnings per share:
Net earnings (loss) attributable to the company	$(0.69)	$(0.67)	$3.76
Diluted earnings per share:
Net earnings (loss) attributable to the company	$(0.69)	$(0.67)	$3.67

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Dollars in millions

Years ended December 31,	2024	2023	2022
Net earnings (loss)	$(88)	$(85)	$627
Other comprehensive income (loss):
Foreign currency translation adjustments	(496)	343	(2)
Pension and other postretirement benefit adjustments, net of tax	62	(3)	76
Change in fair value of derivative instruments, net of tax	29	(47)	25
Other comprehensive income (loss)	(405)	293	99
Total comprehensive income (loss)	(493)	208	726
Comprehensive income attributable to noncontrolling interests	(8)	(30)	(31)
Comprehensive income (loss) attributable to the Company	$(501)	$178	$695

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2024	2023
Assets
Current assets:
Cash and cash equivalents	$734	$913
Trade receivables, net of allowances of $30 million and $30 million at December 31, 2024 and 2023, respectively	572	671
Inventories	963	1,071
Prepaid expenses and other current assets	209	229
Total current assets	2,478	2,884
Other assets:
Equity investments	661	743
Pension assets	92	66
Other assets	608	694
Intangibles, net	198	254
Goodwill	1,321	1,473
Total other assets	2,880	3,230

Property, plant and equipment:
Land, at cost	208	234
Buildings and equipment, at cost:
Buildings and building equipment	1,146	1,194
Factory machinery and equipment	5,527	5,769
Transportation, office and miscellaneous equipment	73	74
Construction in progress	834	817
	7,788	8,088
Less accumulated depreciation	4,492	4,533
Net property, plant and equipment	3,296	3,555
Total assets	$8,654	$9,669

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except share and per share amounts

December 31,	2024	2023
Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable	$1,142	$1,437
Salaries and wages	121	169
U.S. and foreign income taxes	49	90
Other accrued liabilities	432	402
Short-term loans	110	106
Long-term debt due within one year	306	142
Total current liabilities	2,160	2,346
Long-term debt	4,553	4,698
Deferred taxes	74	86
Pension benefits	193	248
Nonpension postretirement benefits	62	67
Other liabilities	407	480
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 184,851,162 and 185,009,211 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,053	3,086
Treasury stock, at cost, 30,783,642 and 30,754,898 shares, respectively	(677)	(681)
Retained earnings	676	782
Accumulated other comprehensive loss	(1,975)	(1,580)
Total share owners’ equity of the Company	1,079	1,609
Noncontrolling interests	126	135
Total share owners’ equity	1,205	1,744
Total liabilities and share owners’ equity	$8,654	$9,669

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED SHARE OWNERS’ EQUITY

Dollars in millions

	Share Owners’ Equity of the Company

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Share Owners' Equity
Balance on January 1, 2022	$2	3,090	(701)	301	(1,972)	107	827
Issuance of common stock (0.08 million shares)		2					2
Reissuance of common stock (0.7 million shares)		(6)	16				10
Shares repurchased (3.0 million shares)		(40)					(40)
Stock compensation (0.5 million shares)		33					33
Net earnings				584		43	627
Other comprehensive income (loss)					111	(12)	99
Distributions to noncontrolling interests						(27)	(27)
Other			(3)				(3)
Balance on December 31, 2022	2	3,079	(688)	885	(1,861)	111	1,528
Issuance of common stock (0.4 million shares)		5					5
Reissuance of common stock (0.6 million shares)		(1)	13				12
Shares repurchased (2.0 million shares)		(40)					(40)
Stock compensation (0.7 million shares)		43					43
Net earnings (loss)				(103)		18	(85)
Other comprehensive income					281	12	293
Distributions to noncontrolling interests						(6)	(6)
Other			(6)				(6)
Balance on December 31, 2023	2	3,086	(681)	782	(1,580)	135	1,744
Reissuance of common stock (0.8 million shares)		(7)	18				11
Shares repurchased (2.9 million shares)		(40)					(40)
Stock compensation (1.9 million shares)		14					14
Net earnings (loss)				(106)		18	(88)
Other comprehensive loss					(395)	(10)	(405)
Distributions to noncontrolling interests						(17)	(17)
Other			(14)				(14)
Balance on December 31, 2024	$2	$3,053	$(677)	$676	$(1,975)	$126	$1,205

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2024	2023	2022
Operating activities:
Net earnings (loss)	$(88)	$(85)	$627
Non-cash charges (credits):
Depreciation	395	385	352
Amortization of intangibles and other deferred items	91	98	102
Amortization of finance fees and debt discount	10	11	11
Deferred tax provision	7	25	22
Pension expense	32	30	34
Stock-based compensation expense	14	43	33
Restructuring, asset impairment and related charges	208	97	50
Pension settlement and curtailment charges	5	19	20
Legacy environmental charge	11
Goodwill impairment		445
Equity investment impairment	25
Gain on sale of divested businesses and miscellaneous assets	(6)	(4)	(55)
Gain on sale leasebacks			(334)
Pension contributions	(32)	(32)	(26)
Cash paid for restructuring activities	(41)	(26)	(20)
Paddock Trust settlement payment and related expenses			(621)
Change in components of working capital (See Note 20)	(125)	(148)	95
Other, net	(17)	(40)	(136)
Cash provided by operating activities	489	818	154
Investing activities:
Cash payments for property, plant and equipment	(617)	(688)	(539)
Contributions and advances to joint ventures	(3)	(10)	(12)
Cash proceeds on disposal of other businesses and misc. assets	29	11	98
Cash proceeds on sale leasebacks			368
Reconsolidation of reorganized Paddock			12
Net cash proceeds (payments) for hedging activity	(29)	4	(24)
Cash utilized in investing activities	(620)	(683)	(97)
Financing activities:
Additions to long-term debt	1,102	1,332	2,852
Repayments of long-term debt	(1,043)	(1,298)	(2,897)
Increase in short-term loans	17	47	16
Payment of finance fees	(13)	(22)	(29)
Net cash proceeds (payments) for hedging activity		(40)	133
Distributions paid to noncontrolling interests	(17)	(6)	(27)
Shares repurchased	(40)	(40)	(40)
Other, net	(14)		(2)
Cash provided by (utilized in) financing activities	(8)	(27)	6
Effect of exchange rate fluctuations on cash	(40)	32	(15)
Change in cash	(179)	140	48
Cash and cash equivalents at beginning of period	913	773	725
Cash and cash equivalents at end of period	$734	$913	$773

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

Foreign Currency Translation The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates and their results of operations are converted on an ongoing basis at the monthly average rate. Any related translation adjustments are recorded in accumulated other comprehensive income (loss) in share owners’ equity.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosures are required on an annual and interim basis. This ASU is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of this ASU.

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

The Company’s measure of profit for its reportable segments is segment operating profit, which is a non-GAAP financial measure that consists of consolidated earnings before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The Company’s management, including the chief operating decision maker (defined as the Chief Executive Officer), uses segment operating profit, supplemented by net sales and selected cash flow information, to evaluate segment performance and allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under accounting principles generally accepted in the United States (“U.S. GAAP”) and, therefore, does not purport to be an alternative to earnings (loss) before income taxes. Further, the Company’s measure of segment operating profit may not be comparable to similarly titled measures used by other companies.

In accordance with ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” the Company has disclosed significant segment expenses reviewed by its chief operating decision maker. Other segment expenses (income) includes intangible amortization expense (Americas only), foreign currency exchange gains or losses, certain overhead expenses and other gains or losses. Certain prior year presentations have been recast below to conform to these new reporting requirements.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Financial information regarding the Company’s reportable segments is as follows:

	2024			2023			2022
	Americas	Europe	Total	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$3,584	$2,820	$6,404	$3,865	$3,117	$6,982	$3,835	$2,878	$6,713
Other			127			123			143
Net Sales			6,531			$7,105			6,856

Less:
Cost of goods sold	3,053	2,317		3,181	2,314		3,255	2,255
Selling, administrative, engineering and research and development expenses	189	178		210	193		183	176
Equity earnings	(70)	(34)		(59)	(65)		(64)	(43)
Other segment expenses (income)	20	3		22	(7)		(11)	2
Segment operating profit	$392	$356	$748	$511	$682	$1,193	$472	$488	$960
Items excluded from segment operating profit:
Retained corporate costs and other			(134)			(224)			(232)
Charge for goodwill impairment						(445)
Restructuring, asset impairment and other charges			(206)			(100)			(53)
Equity investment impairment			(25)
Legacy environmental charge			(11)
Pension settlement and curtailment charges			(5)			(19)			(20)
Gain on sale of divested businesses and miscellaneous assets			6			4			55
Gain on sale leasebacks									334
Interest expense, net			(335)			(342)			(239)
Earnings before income taxes			$38			$67			$805

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Total assets:
2024	$4,646	$3,534	$8,180	$474	$8,654
2023	5,218	3,949	9,167	502	9,669
2022	5,109	3,392	8,501	560	9,061
Equity investments:
2024	$446	$182	$628	$33	$661
2023	490	193	683	60	743
2022	488	146	634	61	695
Equity earnings:
2024	$70	$34	$104	$(25)	$79
2023	59	65	124	3	127
2022	64	43	107	—	107
Capital expenditures:
2024	$354	$254	$608	$9	$617
2023	459	221	680	8	688
2022	339	192	531	8	539
Depreciation and amortization expense:
2024	$296	$169	$465	$21	$486
2023	296	166	462	21	483
2022	278	152	430	24	454

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	U.S.	Non-U.S.	Total
2024	$927	$2,570	$3,497
2023	845	2,930	3,775
2022	766	2,421	3,187

The Company’s net sales by geographic region are as follows:

	U.S.	Non-U.S.	Total
2024	$1,686	$4,845	$6,531
2023	1,828	5,277	7,105
2022	1,941	4,915	6,856

Operations outside the U.S. that accounted for 10% or more of consolidated net sales were in France (2024-11%, 2023-11%, 2022-11%), Italy (2024-13%, 2023-13%, 2022-12%), and Mexico (2024-14%, 2023-14%, 2022 -13%).

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

For the years ended December 31, 2024 and 2023, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet. For the years ended December 31, 2024, 2023 and 2022, revenue recognized from prior periods (for example, due to changes in transaction price) was not material. The Company recognized revenue of approximately $40 million and $42 million from sales to affiliates in 2024 and 2023, respectively.

The following table for the year ended December 31, 2024 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,000	$2,041	$4,041
Food and other	872	480	1,352
Non-alcoholic beverages	712	299	1,011
Reportable segment totals	$3,584	$2,820	$6,404
Other			127
Net sales			$6,531

The following table for the year ended December 31, 2023 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,268	$2,320	$4,588
Food and other	865	508	1,373
Non-alcoholic beverages	732	289	1,021
Reportable segment totals	$3,865	$3,117	$6,982
Other			123
Net sales			$7,105

The following table for the year ended December 31, 2022 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,367	$2,169	$4,536
Food and other	832	467	1,299
Non-alcoholic beverages	636	242	878
Reportable segment totals	$3,835	$2,878	$6,713
Other			143
Net sales			$6,856

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

At December 31, 2024 and 2023, the Company reported $572 million and $671 million of accounts receivable, respectively, net of allowances of $30 million and $30 million, respectively. Changes in the allowance were not material for the years ended December 31, 2024 or 2023.

5. Inventories

Major classes of inventory are as follows:

	2024	2023
Finished goods	$745	$868
Raw materials	169	151
Operating supplies	49	52
	$963	$1,071

6. Equity Investments

At December 31, 2024, the Company’s ownership percentage in affiliates includes:

	O-I Ownership
Affiliates	Percentage	Business Type
Empresas Comegua S.A.	49.7%	Glass container manufacturer
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Summarized information pertaining to the Company’s equity affiliates follows:

	2024	2023	2022
Equity in earnings:
Non-U.S.	$75	$121	$101
U.S.	4	6	6
Total	$79	$127	$107
Dividends received	$101	$116	$71

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In 2024, the Company determined that the current fair value of one of its non-U.S. equity investments (a small glass container manufacturer reported in the non-reportable Retained corporate costs and other category) was less than its carrying value and that it was other-than-temporarily impaired. As such, the Company recorded an impairment charge of approximately $25 million to the equity earnings line in its Consolidated Results of Operations to reduce its carrying value down to its estimated fair value. Subsequent to the impairment charge, the remaining carrying value of this equity investment was approximately $5 million. The Company classified the significant assumptions that were utilized in a third-party market quote to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2024	2023
At end of year:
Current assets	$698	$695
Non-current assets	1,405	1,458
Total assets	2,103	2,153
Current liabilities	502	496
Other liabilities and deferred items	230	221
Total liabilities and deferred items	732	717
Net assets	$1,371	$1,436

For the year:	2024	2023	2022
Net sales	$1,207	$1,274	$1,328
Gross profit	$344	$351	$348
Net earnings	$213	$236	$232

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2024, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X. As such, separate financial statements for the Company’s equity investments are not required to be filed with the Securities and Exchange Commission.

The Company made purchases of approximately $121 million and $126 million from equity affiliates in 2024 and 2023, respectively, and owed approximately $77 million and $81 million to equity affiliates as of December 31, 2024 and 2023, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Europe	Americas	Total
Balance as of January 1, 2022	$866	$974	$1,840
Translation effects	(48)	21	(27)
Balance as of December 31, 2022	818	995	1,813
Impairment		(445)	(445)
Translation effects	30	75	105
Balance as of December 31, 2023	848	625	1,473
Translation effects	(48)	(104)	(152)
Balance as of December 31, 2024	$800	$521	$1,321

Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) by comparing the fair value of each reporting unit, which is determined by computing the business enterprise value ("BEV"), with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV will be recorded as an impairment loss. The calculations of the BEV of the Company’s reporting units were determined based on valuation techniques using the best available information of significant unobservable inputs, primarily revenue growth, earnings before interest, taxes, depreciation and amortization (EBITDA) margin, and the weighted average cost of capital, and are classified as Level 3 in the fair value hierarchy.

During the fourth quarter of 2024, the Company completed its annual impairment testing and determined that no impairment existed. However, there can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the fourth quarter of 2024 may have indicated an impairment of the goodwill related to one or more of the Company’s reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2024, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred.

During the fourth quarter of 2023, the Company completed its annual impairment testing and determined that the goodwill balance on its North America reporting unit was fully impaired. The primary driver of this impairment was management’s update to its long-range plan, which indicated lower estimated future cash flows for its North America reporting unit (in the Americas segment) as compared to the projections used in the prior goodwill impairment test performed as of October 1, 2022. The Company’s business in North America has experienced declining shipments to its alcoholic beverage customers, especially in the second half of 2023, and this trend was likely to continue for the foreseeable future. As a result, the Company recorded a non-cash impairment charge of $445 million in the fourth quarter of 2023, which was equal to the remaining goodwill balance on its North America reporting unit. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the 2023 impairment test.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Goodwill for the Americas segment is net of accumulated impairment losses of $1,040 million as of December 31, 2024 and 2023.

Intangible Assets

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $198 million and $254 million, which included accumulated amortization of $345 million and $316 million, for the years ended December 31, 2024 and 2023, respectively. Amortization expense for intangible assets was $29 million, $32 million and $33 million for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated amortization related to intangible assets through 2029 is as follows: 2025, $24 million; 2026, $22 million; 2027, $20 million; 2028, $19 million and 2029, $18 million. No impairment existed on these assets at December 31, 2024.

The Company has determined that the fair value measurements related to the customer list intangible assets are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

8. Other Assets

Other assets (noncurrent) consist of the following at December 31, 2024 and 2023:

	2024	2023
Right of use lease assets	$201	$220
Repair parts	151	154
Deferred tax assets	79	107
Deferred returnable packaging costs	88	103
Capitalized software	37	42
Value added taxes	14	17
Other	38	51
	$608	$694

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $7 million, $9 million and $10 million for 2024, 2023 and 2022, respectively. Estimated amortization related to capitalized software through 2029 is as follows: 2025, $7 million; 2026, $7 million; 2027, $6 million; 2028, $6 million and 2029, $5 million.

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

An unrecognized loss of $2 and $0 million at December 31, 2024 and December 31, 2023, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI at December 31, 2024 and December 31, 2023.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $12 million and $2 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at December 31, 2024 and December 31, 2023, respectively.

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

In 2024, the Company paid approximately $29 million to settle related hedges and recognized these payments in the cash flows from investing activities section of the Consolidated Cash Flows.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at December 31, 2024 and 2023:

	Fair Value of
	Hedge Assets		Hedge Liabilities
	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$—	$6	$14
Fair value hedges of foreign exchange risk (b)	8	4	69	111
Net investment hedges (c)	7	4	29	56
Total derivatives accounted for as hedges	$15	$8	$104	$181
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)	2	5	10	9
Total derivatives	$17	$13	$114	$190

Current	$17	$13	$12	$17
Noncurrent			102	173
Total derivatives	$17	$13	$114	$190

(a)	The notional amount of the commodity forward contracts and collars was approximately 28 million British Thermal Units (“BTUs”) and 38 million BTUs at December 31, 2024 and December 31, 2023, respectively. The maximum maturity dates are in 2027 at December 31, 2024 and December 31, 2023.
(b)	The notional amounts of the fair value hedges of foreign exchange risk were $816 million and $833 million at December 31, 2024 and December 31, 2023, respectively. The maximum maturity dates were in 2030 at December 31, 2024 and December 31, 2023.
(c)	The notional amounts of the net investment hedges were €483 million and €483 million at December 31, 2024 and December 31, 2023, respectively. The maximum maturity dates are in 2026 at December 31, 2024 and December 31, 2023.
(d)	The notional amounts of the foreign exchange derivative contracts were $680 million and $407 million at December 31, 2024 and December 31, 2023, respectively. The maximum maturity dates are in 2025 at December 31, 2024 and 2024 at December 31, 2023.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The effects of derivative instruments on the Company’s Consolidated Results of Operations and Comprehensive Income (Loss) for OCI for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives designated as hedging instruments:	2024	2023	2022	2024	2023	2022
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(3)	$(27)	$(1)	$(10)	$(21)	$6
Cash flow hedges of foreign exchange risk (b)		(3)	14		(4)	15
Net Investment Hedges
Net Investment Hedges	36	(21)	30	6	5	6
	$33	$(51)	$43	$(4)	$(20)	$27

	Amount of Loss Recognized in Other income (expense), net
Derivatives not designated as hedges:	2024	2023	2022
Foreign exchange derivative contracts	$(36)	$(12)	$(20)

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

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal, where applicable) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through December 31, 2024 and December 31, 2023, the remaining carrying value of the impaired assets was $0.

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately while minor initiatives are presented on a combined basis.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

For 2024, the Company’s only major restructuring program was the Fit to Win initiative, which is expected to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses.  Details regarding charges, payments and other changes to the Fit to Win restructuring accruals are presented in the table below. This major restructuring program is expected to last at least through 2025 and management does not yet have an estimate for the total restructuring charges expected to be incurred with this program, however, the total charges are expected to be material. For 2023, no major restructuring programs were in effect.

For the year ended December 31, 2024, the Company recorded restructuring and other charges of approximately $208 million to Other income (expense), net ($206 million) and Equity earnings ($2 million) in the Consolidated Results of Operations, of which $201 million related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($79 million), Europe segment ($115 million) and Retained corporate costs and other ($14 million). As of December 31, 2024, the Company has incurred cumulative charges of $201 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes their assessment to reduce redundant production capacity. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the year ended December 31, 2023, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $97 million to Other income (expense), net in the Consolidated Results of Operations.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($89 million), Europe segment ($6 million) and Retained corporate costs and other ($2 million). These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out over the next several years.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2023 through December 31, 2024:

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2023	$—	$—	$—	$17	$—	$10	$27
Charges				32	55	10	97
Write-down of assets to net realizable value					(55)		(55)
Net cash paid, principally severance and related benefits				(20)		(6)	(26)
Other, including foreign exchange translation				(2)		(2)	(4)
Balance at December 31, 2023	$—	$—	$—	$27	$—	$12	$39
Charges	73	109	19	1	4	2	208
Write-down of assets to net realizable value		(109)			(4)		(113)
Net cash paid, principally severance and related benefits	(14)		(1)	(19)		(7)	(41)
Other, including foreign exchange translation	(8)			(2)		(3)	(13)
Balance at December 31, 2024	$51	$—	$18	$7	$—	$4	$80

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

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Obligations at beginning of year	$866	$860	$727	$669
Change in benefit obligations:
Service cost	6	6	9	8
Interest cost	43	45	35	38
Actuarial (gain) loss	(45)	23	(56)	25
Settlements			(15)	(31)
Curtailments			(2)	13
Benefit payments	(78)	(70)	(41)	(41)
Other		2		1
Foreign currency translation			(42)	45
Net change in benefit obligations	(73)	6	(112)	58
Obligations at end of year	$793	$866	$615	$727

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Fair value at beginning of year	$837	$812	$564	$547
Change in fair value:
Actual gain (loss) on plan assets	30	94	(12)	27
Benefit payments	(78)	(70)	(41)	(41)
Employer contributions	5	1	27	31
Participant contributions			1
Settlements			(15)	(31)
Foreign currency translation			(19)	31
Other
Net change in fair value of assets	(43)	25	(59)	17
Fair value at end of year	$794	$837	$505	$564

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

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Plan assets at fair value	$794	$837	$505	$564
Projected benefit obligations	793	866	615	727
Plan assets less than projected benefit obligations	1	(29)	(110)	(163)
Items not yet recognized in pension expense:
Actuarial loss	321	357	283	320
Prior service cost			9	9
	321	357	292	329
Net amount recognized	$322	$328	$182	$166

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2024 and 2023 as follows:

	U.S.			Non-U.S.
	2024	2023		2024	2023
Pension assets	$8	$		$84	$66
Current pension liability, included with other accrued liabilities	(1)		(2)	(7)	(8)
Pension benefits	(6)		(27)	(187)	(221)
Accumulated other comprehensive loss	321		357	292	329
Net amount recognized	$322		$328	$182	$166

The following changes in plan assets and benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2024 and 2023 as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Current year actuarial (gain) loss	$(22)	$(15)	$(14)	$38
Amortization of actuarial loss	(14)	(9)	(10)	(9)
Settlement			(4)	(6)
Curtailment				(13)
Other
Foreign currency translation			(9)	21
	$(36)	$(24)	$(37)	$31

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022
Service cost	$6	$6	$13	$9	$8	$10
Interest cost	43	45	35	35	38	24
Expected asset return	(53)	(55)	(61)	(32)	(30)	(36)
Amortization:
Actuarial loss	14	9	40	10	9	9
Net expense	$10	$5	$27	$22	$25	$7

In addition to the above net pension expense, in 2024, 2023, and 2022, the Company also settled a portion of its pension obligations in the U.S., Canada and Mexico, resulting in settlement charges of approximately $5 million, $6 million, and $20 million, respectively. In 2023, the Company also recorded a curtailment charge of $13 million primarily related to the reduction of workforce in Mexico. In 2022, settlement charges related to lump sum payments directly to plan participants.

The components of pension expense, other than the service cost component, as well as pension curtailment and settlement charges are included in Other income (expense), net in the Consolidated Results of Operations.

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year-end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2024	2023	2024	2023	2024	2023	2024	2023
Projected benefit obligations	$257	$866	$227	$282	$257	$866	$227	$282
Accumulated benefit obligation	257	866	199	247	257	866	199	247
Fair value of plan assets	250	837	32	53	250	837	32	53

The accumulated benefit obligation for all defined benefit pension plans was $1,379 million and $1,556 million at December 31, 2024 and 2023, respectively.

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Discount rate	5.66%	5.18%	5.74%	5.12%
Rate of compensation increase	N/A	N/A	3.27%	3.24%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022
Discount rate	5.18%	5.48%	2.86%	5.12%	5.52%	2.53%
Rate of compensation increase	N/A	N/A	N/A	3.24%	3.28%	3.18%
Expected long-term rate of return on assets	5.75%	5.75%	5.75%	5.14%	4.67%	4.21%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

For 2024, the Company’s weighted average expected long-term rate of return on assets was 5.75% for the U.S. plans and 5.14% for the non-U.S. plans. In developing this assumption, the Company considered the Plans’ asset mix and long-term average returns and evaluated input from its third-party pension plan asset consultants, including their review of asset class return expectations.

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

The assets of the U.S. plans are maintained in a group trust and hold no individual assets other than the investment in the group trust. U.S. pension plan assets are measured at net asset value in the fair value hierarchy and amounted to $794 million and $837 million as of December 31, 2024 and 2023, respectively. In 2024, the group trust assets consisted of approximately 32% equity securities, 66% debt securities, and 2% other.

In 2024, the non-U.S. plan assets consisted of approximately 94% debt securities, 2% equity securities and 4% diversified funds and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2024 and 2023:

	2024						2023
	Level 1	Level 2		Level 3		Total	Level 1	Level 2		Level 3		Total
Cash and cash equivalents	$12	$		$		$12	$18	$		$		$18
Debt securities	17					17	22					22
Diversified funds and other						—	23					23
Total	$29		$—		$—		$63		$—		$—
Investments measured at net asset value						$476						$501
Total non-U.S. assets at fair value						$505						$564

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $17 million in 2025.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2025	$71	$42
2026	69	43
2027	68	44
2028	68	46
2029	66	48
2030-2034	306	249

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the United Kingdom, and the Netherlands. Participants’ contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $34 million in 2024, $35 million in 2023, and $32 million in 2022.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Obligations at beginning of year	$21	$22	$50	$45
Change in benefit obligations:
Service cost			1	1
Interest cost	1	1	2	2
Actuarial (gain) loss	(1)		(1)	3
Benefit payments	(2)	(2)	(2)	(2)
Foreign currency translation			(4)	1
Net change in benefit obligations	(2)	(1)	(4)	5
Obligations at end of year	$19	$21	$46	$50

The actuarial (gain) loss for the Company’s postretirement benefit obligations in 2024 and 2023 was primarily related to changes in discount rates.

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Postretirement benefit obligations	$(19)	$(21)	$(46)	$(50)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain	(29)	(20)	(30)	(35)
Prior service credit		(9)
	(29)	(29)	(30)	(35)
Net amount recognized	$(48)	$(50)	$(76)	$(85)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2024 and 2023 as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Current nonpension postretirement benefit, included with Other accrued liabilities	$(1)	$(1)	$(2)	$(3)
Nonpension postretirement benefits	(18)	(20)	(44)	(47)
Accumulated other comprehensive loss	(29)	(29)	(30)	(35)
Net amount recognized	$(48)	$(50)	$(76)	$(85)

The following changes in benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2024 and 2023 as follows:

	U.S.			Non-U.S.
	2024		2023	2024	2023
Current year actuarial (gain) loss	$		$—	$(1)	$3
Amortization of actuarial gain (loss)		(9)	(8)	3	3
Amortization of prior service credit		9	9
Foreign currency translation				3	(1)
		$—	$1	$5	$5

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$1	$1	$2
Interest cost	1	1	1	2	2	2
Amortization:
Actuarial (gain) loss	8	8	8	(3)	(3)
Prior service credit	(8)	(9)	(8)
Net amortization	—	(1)	—	(3)	(3)	—
Net postretirement benefit cost	$1	$—	$1	$—	$—	$4

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022
Accumulated postretirement benefit obligation	5.70%	5.18%	5.48%	4.65%	4.65%	5.15%
Net postretirement benefit cost	5.10%	5.48%	2.90%	4.65%	5.15%	2.95%

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Health care cost trend rate assumed for next year	6.5%	6.3%	5.0%	5.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2032	2032	N/A	N/A

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2025	$1	$3
2026	1	3
2027	1	3
2028	1	3
2029	1	3
2030 - 2034	7	14

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $4 million in 2024, $5 million in 2023 and $5 million in 2022. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

Certain lease agreements include terms with options to extend the lease, however, none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed and do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the years ended December 31, 2024 and 2023, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial. Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

The Company leases warehouses, office buildings, equipment and certain land and buildings under both operating and finance lease arrangements. Information related to these leases is as follows:

	Year ended December 31,
	2024	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$21	$15	$13
Interest on lease liabilities (included in Interest expense, net)	12	10	3
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	64	63	57
Total lease cost	$97	$88	$73

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31,
	2024	2023	2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62	$60	$52
Operating cash flows from finance leases	12	10	3
Financing cash flows from finance leases	21	15	13
Right-of-use assets obtained in exchange for new operating lease liabilities	41	46	171

	December 31,
	2024	2023
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$201	$220

Current operating lease liabilities (included in Other current liabilities)	41	44
Noncurrent operating lease liabilities (included in Other long-term liabilities)	169	184
Total operating lease liabilities	$210	$228

Finance leases:
Property, plant and equipment	$261	$238
Accumulated amortization	(60)	(64)
Property, plant and equipment, net	201	174

Current finance lease liabilities (included in Long-term debt due within one year)	32	23
Noncurrent finance lease liabilities (included in Long-term debt)	163	151
Total finance lease liabilities	$195	$174

Weighted-average remaining lease term (in years):
Operating leases	6.5	6.6
Finance leases	6.2	6.8
Weighted-average discount rate:
Operating leases	6.72%	6.56%
Finance leases	5.75%	5.88%

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Maturity of lease liabilities	Operating leases	Finance leases
2025	$54	$43
2026	46	42
2027	41	41
2028	29	37
2029	25	32
2030 and thereafter	64	37
Total lease payments	259	232
Less: imputed interest	(49)	(37)
Total lease obligations	$210	$195

Minimum payments related to leases not yet commenced as of December 31, 2024	$—	$—

13. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2024	2023	2022
U.S.	$(284)	$(455)	$1
Non-U.S.	322	522	804
	$38	$67	$805

The provision for income taxes consists of the following:

	2024	2023	2022
Current:
U.S.	$13	$13	$14
Non-U.S.	106	114	142
	119	127	156
Deferred:
U.S.	—	(16)	(1)
Non-U.S.	7	41	23
	7	25	22
Total:
U.S.	13	(3)	13
Non-U.S.	113	155	165
	$126	$152	$178

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 21% to the provision for income taxes is as follows:

	2024	2023	2022
Tax provision on pretax earnings at statutory U.S. Federal tax rate	$8	$14	$169
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	12	5	34
Global intangible low taxed income and Foreign-derived intangible income, net of applicable GILTI credits	6	12	48
Goodwill impairment		85
Divestitures and sale leasebacks of land and building			(34)
Tax law changes	(1)	3	(1)
Tax impact of Brazil indirect tax ruling			(6)
Change in valuation allowance	34	85	(36)
Tax attribute expiration	17	7	6
Withholding tax	12	14	24
Non-deductible expenses and taxable gains	36	13	11
Tax credits and incentives	(24)	(34)	(25)
Changes in tax reserves and audit settlements	4	(14)	(4)
Mexico inflationary adjustments	(1)	(5)	(2)
Equity earnings	(17)	(23)	(20)
Intercompany financing	18	(13)	4
Other taxes based on income	6	6	5
Other items	16	(3)	5
Provision for income taxes	$126	$152	$178

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their relevant tax basis; and (2) carryovers and credits for income tax purposes.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Accrued postretirement benefits	$23	$23
Foreign tax credit carryovers	144	148
Operating, capital loss and interest carryovers	357	339
Other credit carryovers	29	27
Accrued liabilities	75	75
Pension liabilities	10	28
Operating lease liabilities	50	55
Other	61	86
Total deferred tax assets	749	781
Deferred tax liabilities:
Property, plant and equipment	113	119
Intangibles and deferred software	39	50
Operating lease right-of-use assets	48	53
Total deferred tax liabilities	200	222
Valuation allowance	(544)	(538)
Net deferred taxes	$5	$21

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2024 and 2023 as follows:

	2024	2023
Other assets	$79	$107
Deferred taxes	(74)	(86)
Net deferred taxes	$5	$21

The deferred tax expense associated with the increase in the valuation allowance of $6 million was primarily allocated $21 million income from continuing operations due to the primacy of continuing operations, changes in tax law and movements in non-U.S. currencies, and $15 million decrease to other comprehensive income.

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

At December 31, 2024, before valuation allowance, the Company had unused foreign tax credits of $144 million, including $58 million expiring in 2025 through 2033 and $86 million that can be carried over indefinitely. Approximately $288 million of the deferred tax assets related to operating, capital loss and interest

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

carryovers can be carried over indefinitely. The remaining operating, capital loss and interest carryforwards of $70 million expire between 2025 and 2044. Other credit carryovers include approximately $27 million of research tax credits expiring from 2025 to 2043.

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

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Balance at January 1	$41	$53	$95
Additions and reductions for tax positions of prior years		(15)	(10)
Additions based on tax positions related to the current year	5
Reductions due to the lapse of the applicable statute of limitations
Reductions due to settlements	(24)	(1)	(31)
Foreign currency translation	(1)	4	(1)
Balance at December 31	$21	$41	$53
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$10	$25	$37
Accrued interest and penalties at December 31	$2	$9	$8
Interest and penalties included in tax expense for the years ended December 31	$(8)	$1	$(8)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to approximately $7 million within the next 12 months. This is primarily the result of anticipated audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, France, Germany, Hungary, Indonesia, Italy, Peru and the United States. The years under examination range from 2004 through 2023. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s consolidated results of operations, financial position or cash flows. During 2024, the Company concluded income tax audits in several jurisdictions, including Brazil, Canada, France, Indonesia, Mexico and Peru.

14. Debt

The following table summarizes the long-term debt of the Company at December 31, 2024 and 2023:

	2024	2023
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,338	1,391
Senior Notes:
3.125%, due 2024 (€58 million at December 31, 2023 )		63
6.375%, due 2025		299
5.375%, due 2025	17	17
2.875%, due 2025 (€176 million at December 31, 2024 and €500 million at December 31, 2023)	183	551
6.625%, due 2027	609	608
6.250%, due 2028 (€600 million)	619	656
5.250%, due 2029 (€500 million)	514
4.750%, due 2030	397	396
7.250%, due 2031	683	682
7.375%, due 2032	296
Finance leases	195	174
Other	8	3
Total long-term debt	4,859	4,840
Less amounts due within one year	306	142
Long-term debt	$4,553	$4,698

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

At December 31, 2024, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.34 billion outstanding balance at December 31, 2024, net of debt issuance costs). At December 31, 2024, the Company had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at December 31, 2024 was 6.32%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2024, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company issued €500 million aggregate principal amount of senior notes that bear interest of 5.250% and mature on June 1, 2029. Also, in May 2024, the Company issued $300 million aggregate principal amount of senior notes that bear interest of 7.375% and mature on June 1, 2032. The senior notes were issued via private placements and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs, were used to repurchase and redeem the senior notes described in the May 2024 tender offer and redemption below.

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. At December 31, 2024, approximately €176 million aggregate principal amount of the 2.875% Senior Notes due 2025 remained outstanding.

In May 2023, the Company issued €600 million aggregate principal amount of senior notes that bear interest at a rate of 6.250% per annum and mature on May 15, 2028. Also, in May 2023, the Company issued $690 million aggregate principal amount of senior notes that bear interest at a rate of 7.250% per annum and mature on May 15, 2031.  The senior notes were issued via a private placement and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs were used to redeem the aggregate principal amount described in the May 2023 tender offers below.

In May 2023, the Company repurchased $142 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023, €666.7 million aggregate principal amount of the outstanding 3.125% Senior Notes due 2024, and $282.8 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2025. The repurchases were funded with the proceeds from the May 2023 senior notes issuances described above. The Company recorded approximately $39 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2023 for note repurchase premiums, the write-off of unamortized finance fees and the settlement of a related interest rate swap. In August 2023, the Company redeemed approximately $108 million aggregate principal amount of its 5.875% Senior Notes due 2023. At December 31, 2024, approximately $17 million aggregate principal amount of the 5.375% Senior Notes due 2025 remained outstanding.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Annual maturities for all of the Company’s long-term debt through 2029 and thereafter are as follows: 2025, $306 million; 2026, $105 million; 2027, $1,838 million; 2028, $652 million; 2029, $543 million; and 2030 and thereafter, $1,415 million.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at December 31, 2024, of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
5.375%, due 2025	$17	100.02	$17
2.875%, due 2025 (€176 million at December 31, 2024)	184	99.49	183
6.625%, due 2027	612	99.87	611
6.250%, due 2028 (€600 million)	624	103.94	649
5.250%, due 2029 (€500 million)	520	102.26	532
4.750%, due 2030	400	89.30	357
7.250%, due 2031	690	97.34	672
7.375%, due 2032	300	95.75	287

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

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to equitably and finally resolve all of its current and future asbestos-related liabilities. O-I Glass and O-I Group were not included in the Chapter 11 filing. During the pendency of the Chapter 11 proceeding, the activities of Paddock became subject to review and oversight by the Bankruptcy Court. As a result, the Company no longer had exclusive control over Paddock’s activities. Therefore, Paddock was

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

deconsolidated as of the Petition Date, and its assets and liabilities were derecognized from the Company’s Consolidated Financial Statements on a prospective basis. Simultaneously, the Company recognized a liability related to the Paddock support agreement as required under applicable accounting standards.

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

In connection with the agreement in principle, the Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement as a recognizable subsequent event in the Company’s Consolidated Results of Operations for the quarter ended March 31, 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan (as defined below) protecting the Company and each of the Company Protected Parties (as defined below) from current and future asbestos-related personal injury claims, as well as certain other adjustments to Paddock’s assets and liabilities, including estimated professional fees and expenses to be incurred in confirming and implementing the Plan. This charge was recorded to Other income (expense), net in the Consolidated Results of Operations.

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

The Company has recorded aggregate accruals of approximately $35 million and $26 million (undiscounted) as of December 31, 2024 and December 31, 2023, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation and monitoring costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows. Other than related to the site discussed below, any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

As part of the above, from December 31, 1956 through June 1967, the Company, via a wholly owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States are currently engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. The Company undertook sampling at the site in 2024 and has proposed settling this matter and has recorded charges of approximately $11 million in 2024 as its best estimate of this liability based on current information. These charges were recorded to Other expense, net in the Consolidated Results of Operations.  While the Company believes it has meritorious defenses against this suit, if the proposed settlement is not accepted by the NPS and the lawsuit proceeds, the ultimate resolution of this matter could result in a loss in excess of the amount currently accrued. The trial related to this lawsuit is scheduled to take place in the second quarter of 2025.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2022	$(1,290)	$(21)		$(661)		$(1,972)
Change before reclassifications	10	60		(24)		46
Amounts reclassified from accumulated other comprehensive income (loss)		(27)	(a)	69	(b)	42
Translation effect		(5)		21		16
Tax effect		(3)		10		7
Other comprehensive income (loss) attributable to the Company	10	25		76		111
Balance on December 31, 2022	(1,280)	4		(585)		(1,861)
Change before reclassifications	331	(68)		(26)		237
Amounts reclassified from accumulated other comprehensive income		20	(a)	33	(b)	53
Translation effect		(4)		(14)		(18)
Tax effect		5		4		9
Other comprehensive income (loss) attributable to the Company	331	(47)		(3)		281
Balance on December 31, 2023	(949)	(43)		(588)		(1,580)
Change before reclassifications	(486)	28		40		(418)
Amounts reclassified from accumulated other comprehensive income (loss)		(4)	(a)	26	(b)	22
Translation effect		2		4		6
Tax effect		3		(8)		(5)
Other comprehensive income (loss) attributable to the Company	(486)	29		62		(395)
Balance on December 31, 2024	$(1,435)	$(14)		$(526)		$(1,975)
(a)	Amount is recorded to other income (expense), net and interest expense, net in the Consolidated Results of Operations (see Note 9 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 11 for additional information).

17. Stock Based Compensation

The Company has various nonqualified plans approved by share owners under which it has granted restricted shares and performance vested restricted share units. At December 31, 2024, there were 8,724,261 shares available for grants under these plans. Total compensation cost for all grants of shares and units under these plans was $14 million, $43 million and $33 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2024	1,533	$15.15
Granted	710	16.42
Vested	(943)	13.81
Forfeited	(83)	16.70
Nonvested at December 31, 2024	1,217	16.83
Awards granted during 2023		$15.15
Awards granted during 2022		$11.94

	2024	2023	2022
Total fair value of shares vested	$13	$11	$10

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2024	2,890	$16.18
Granted	1,726	14.90
Vested	(1,846)	12.07
Forfeited/Cancelled	(77)	19.23
Nonvested at December 31, 2024	2,693	17.85
Awards granted during 2023		$16.18
Awards granted during 2022		$12.19

Approximately 1,846,000 shares were issued in 2024 with a fair value at issuance date of $22 million related to performance vested restricted share units.

As of December 31, 2024, there was $17 million of total unrecognized compensation cost related to all restricted shares, restricted share units and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately two years.

18. Other Income (Expense), net

Other income (expense), net for the years ended December 31, 2024, 2023 and 2022 included the following:

	2024		2023	2022
Goodwill impairment (see Note 7)	$		$(445)	$
Restructuring, asset impairment and other charges		(206)	(100)		(53)
Pension settlement and curtailment charges (see Note 11)		(5)	(19)		(20)
Legacy environmental charge (see Note 15)		(11)
Gain on sale of divested businesses and miscellaneous assets (see Note 21)		6	4		55
Gain on sale leasebacks (see Note 21)					334
Intangible amortization expense		(29)	(32)		(33)
Royalty income		21	24		24
Foreign currency exchange loss		1	(4)		(2)
Other income (expense), net		(3)	(10)		(6)
		$(226)	$(582)		$299

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2024	2023	2022
Numerator:
Net earnings (loss) attributable to the Company	$(106)	$(103)	$584
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,552	154,651	155,309
Effect of dilutive securities:
Stock options and other			3,676
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	154,552	154,651	158,985
Basic earnings per share:
Net earnings (loss)	$(0.69)	$(0.67)	$3.76
Diluted earnings per share:
Net earnings (loss)	$(0.69)	$(0.67)	$3.67

The diluted earnings per share computation for the years ended December 31, 2024, 2023, and 2022 excludes 895,697, 423,477 and 768,032 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options, unvested restricted stock units and performance vested restricted share units. Options were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock. For the years ended December 31, 2024 and 2023, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the net loss attributable to the Company.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

20. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2024	2023	2022
Decrease (increase) in current assets:
Receivables - change in factoring	$(7)	$7	$54
Receivables - all other changes	21	144	(137)
Inventories	35	(174)	(61)
Prepaid expenses and other	10	4	(6)
Increase (decrease) in current liabilities:
Accounts payable	(95)	(102)	146
Accrued liabilities	(6)	(4)	45
Salaries and wages	(38)	(20)	19
U.S. and foreign income taxes	(45)	(3)	35
	$(125)	$(148)	$95

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing. Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Consolidated Balance Sheets. At December 31, 2024, 2023 and 2022, the total amount of trade receivables sold by the Company was $535 million, $542 million and $535 million, respectively. These amounts included $155 million, $178 million and $158 million at December 31, 2024, 2023 and 2022, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. For the years ended December 31, 2024, 2023 and 2022, the Company recorded expenses related to these factoring programs of $24 million, $23 million and $11 million, respectively. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of December 31, 2024 and December 31, 2023, the Company had approximately $82 million and $113 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company’s outstanding obligations under the SCF Program are as follows:

Twelve Months Ended December, 31
2024
Confirmed obligations outstanding at the beginning of the year	$113
Invoices confirmed during the year	394
Confirmed invoices paid during the year	(425)
Confirmed obligations outstanding at the end of the year	$82

Income taxes paid in cash were as follows:

	2024	2023	2022
U.S.	$13	$16	$14
Non-U.S.	148	131	157
Total income taxes paid in cash	$161	$147	$171

Interest paid in cash, including note repurchase premiums, for the years ended December 31, 2024, 2023 and 2022 was $344 million, $301 million and $234 million, respectively. Cash interest for the years ended December 31, 2024, 2023 and 2022 included $0, $3 million and $17 million of note repurchase premiums, respectively.

21. Divestitures and Sale Leasebacks of Land and Buildings

For the year ended December 31, 2024, the Company recorded a pretax gain of approximately $6 million on the sale of the land and buildings of previously closed plants in the Americas.

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

In August 2022, the Company completed the sale of the land and building related to its Vernon, California (Los Angeles) plant to 2900 Fruitland Avenue Investors LLC and 2901 Fruitland Avenue Investors LLC (“Fruitland”).  Proceeds from the sale were approximately $181 million and the Company recorded a pretax gain of approximately $153 million (approximately $153 million after tax) on the sale, which is reflected in Other income (expense), net in the Consolidated Results of Operations.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In May 2022, the Company completed the sale of the land and building related to its Brampton, Ontario, Canada plant to an affiliate of Crestpoint Real Estate Investments Ltd. (“Crestpoint”).  Net proceeds were approximately $190 million, and the Company recorded a pretax gain of approximately $181 million (approximately $158 million after tax) on the sale, which is reflected in Other income (expense), net in the Consolidated Results of Operations.

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

In March 2022, the Company completed the sale of its Cristar TableTop S.A.S. business to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. Gross proceeds received were approximately $96 million and the related pretax gain recorded was approximately $55 million (approximately $16 million after tax and noncontrolling interest) in the first quarter of 2022. The pretax gain was recorded to Other income (expense), net in the Consolidated Results of Operations.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2024.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O-I Glass, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, O-I Glass, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Toledo, Ohio

February 12, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to non-officer directors and corporate governance is included in the 2025 Proxy Statement in the sections entitled “Election of Directors,” “Audit Committee,” “Anti-Hedging and Pledging Policies” and, if applicable, “Delinquent Section 16(a) Reports” and such information is incorporated herein by reference.

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

Insider Trading Compliance Policy

The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Compensation and Talent Development Committee Interlocks and Insider Participation,” which are included in the 2025 Proxy Statement, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management,” which is included in the 2025 Proxy Statement, is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights(1)	outstanding options,	reflected in column (a))
Plan Category	(thousands)	warrants and rights (1)	(thousands)
Equity compensation plans approved by security holders	4,921	$—	8,724
Equity compensation plans not approved by security holders
Total	4,921	$—	8,724
(1)	Represents 4,920,807 restricted and performance share units, which do not provide for an exercise price and have been excluded from the weighted average exercise price in column (b). There are no outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Related Person Transactions” and “Board Independence,” which are included in the 2025 Proxy Statement, are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the 2025 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm,” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 50 hereof.
2.	Financial Statement Schedule:

10-K Page
For the years ended December 31, 2024, 2023, and 2022:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

3.	See Exhibit Index beginning on page 110 hereof.

EXHIBIT INDEX

Exhibit No.		Document
2.1	—

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

4.3	—

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

4.4	—

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

4.6	__

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

4.8	__

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

4.9	—

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

4.15	—

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

4.19	—

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

4.20	—

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

4.21	—

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

4.22	—

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

Exhibit No.		Document
4.23	—

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

4.25	—

Indenture, dated as of May 25, 2023, by and among OI European Group B.V., the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as principal paying agent, transfer agent and registrar (filed as Exhibit 4.2 to O-I Glass, Inc.’s Form 8-K dated May 26, 2023, File No. 1-9576, and incorporated herein by reference).

4.26	—

Indenture, dated as of May 28, 2024, by and among OI European Group B.V., the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and Elavon Financial Services DAC, as principal paying agent, transfer agent and registrar, including the form of 5.250% Senior Notes due 2029 (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated May 28, 2024, File No. 1-9576, and incorporated herein by reference).

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

10.19*	—	O-I Glass, Inc. Amended and Restated Executive Severance Policy (filed herewith).
10.20*	—

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

Exhibit No.		Document
10.24*	—

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

Exhibit No.		Document
10.37*	—

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

Second Amended and Restated O-I Glass, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.44 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2023, File No. 1-9576, and incorporated herein by reference).

10.45*	—

Form of Employee Performance Stock Unit Agreement for use under the Fourth Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.1 to O-I Glass, Inc.’s Form 10-Q for the quarter ended March 31, 2024, File No. 1-9576, and incorporated herein by reference).

10.46*	—

Form of Employee Restricted Stock Unit Agreement for use under the Fourth Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.2 to O-I Glass, Inc.’s Form 10-Q for the quarter ended March 31, 2024, File No. 1-9576, and incorporated herein by reference).

10.47*	—

Offer Letter, dated as of April 3, 2024, by and between Gordon J. Hardie and O-I Glass, Inc. (filed as Exhibit 10.1 to O-I Glass, Inc.’s Form 8-K dated April 3, 2024, File No. 1-9576, and incorporated herein by reference).

10.48*	—	O-I Glass, Inc. Executive Deferred Savings Plan (filed herewith).
19.1	—	O-I Glass, Inc. Insider Trading Compliance Policy (filed herewith).
21	—	Subsidiaries of O-I Glass, Inc. (filed herewith).
23	—	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	—	O-I Glass, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

Exhibit No.		Document
32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
97.1	—

O-I Glass, Inc. Policy for Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2023, File No. 1-9576, and incorporated herein by reference).

101	—

Financial statements from the Annual Report on Form 10-K of O-I Glass, Inc. for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 12, 2025

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

Gordon J. Hardie		President and Chief Executive Officer (Principal Executive Officer) and Director

John A. Haudrich		Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

John Humphrey		Chairman of the Board

Samuel R. Chapin		Director

David V. Clark, II		Director

Eric J. Foss		Director

Alan J. Murray		Director

Hari N. Nair		Director

Cheri Phyfer		Director

Catherine I. Slater		Director

Carol A. Williams		Director

	By:	/s/ Darrow A. Abrahams
Darrow A. Abrahams
Attorney-in-fact

Date: February 12, 2025

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of O-I Glass, Inc.:

For the years ended December 31, 2024, 2023, and 2022:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

O-I GLASS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2024, 2023, and 2022

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2024	$30	$13	$(4)	$(9)	$30

2023	$28	$10	$2	$(10)	$30

2022	$28	$8	$(1)	$(7)	$28
(1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other			Balance at
	beginning of	Charged to	comprehensive	Foreign currency		end of
	period	income	income	translation	Other	period

2024	$538	$34	$(15)	$(13)	$	$544

2023	$445	$85	$4	$4	$	$538

2022	$512	$(36)	$(25)	$(6)	$	$445

S-1