Form 10-Q
period 2025-03-31
O-I Glass, Inc. /DE/
filed 2025-04-30
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2025

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of March 31, 2025 was 154,683,080.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements of O-I Glass, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net sales	$1,567	$1,593
Cost of goods sold	(1,287)	(1,275)

Gross profit	280	318

Selling and administrative expense	(109)	(123)
Research, development and engineering expense	(13)	(21)
Interest expense, net	(81)	(78)
Equity earnings	23	25
Other expense, net	(82)	(4)

Earnings before income taxes	18	117
Provision for income taxes	(30)	(41)

Net earnings (loss)	(12)	76
Net earnings attributable to non-controlling interests	(4)	(4)
Net earnings (loss) attributable to the Company	$(16)	$72

Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.10)	$0.46
Weighted average shares outstanding (thousands)	153,708	154,273

Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.10)	$0.45
Weighted average diluted shares outstanding (thousands)	153,708	158,467

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net earnings (loss)	$(12)	$76
Other comprehensive income (loss):
Foreign currency translation adjustments	97	5
Pension and other postretirement benefit adjustments, net of tax	(3)	6
Change in fair value of derivative instruments, net of tax	(28)	9
Other comprehensive income	66	20
Total comprehensive income	54	96
Comprehensive income attributable to non-controlling interests	(9)	(4)
Comprehensive income attributable to the Company	$45	$92

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31,	December 31,	March 31,
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	$424	$734	$395
Trade receivables, net of allowance of $32 million, $30 million, and $30 million at March 31, 2025, December 31, 2024 and March 31, 2024	758	572	801
Inventories	985	963	1,210
Prepaid expenses and other current assets	224	209	254
Total current assets	2,391	2,478	2,660

Property, plant and equipment, net	3,381	3,296	3,551
Goodwill	1,365	1,321	1,458
Intangibles, net	193	198	250
Other assets	1,399	1,361	1,490
Total assets	$8,729	$8,654	$9,409

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,026	$1,142	$1,170
Short-term loans and long-term debt due within one year	226	416	815
Other liabilities	679	602	617
Total current liabilities	1,931	2,160	2,602

Long-term debt	4,786	4,553	4,119
Other long-term liabilities	763	736	862
Share owners' equity	1,249	1,205	1,826
Total liabilities and share owners’ equity	$8,729	$8,654	$9,409

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$(12)	$76
Non-cash charges
Depreciation and amortization	118	125
Pension expense	7	8
Stock-based compensation expense	4	7
Restructuring, asset impairment and related charges	82
Legacy environmental charge	4
Gain on sale of miscellaneous assets	(6)
Cash payments
Pension contributions	(7)	(3)
Cash paid for restructuring activities	(28)	(10)
Change in components of working capital	(314)	(492)
Other, net (a)	(19)	19
Cash utilized in operating activities	(171)	(270)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(135)	(213)
Net cash proceeds on sale of misc. assets	13
Net cash proceeds (payments) from hedging activities	2	(2)
Cash utilized in investing activities	(120)	(215)
Cash flows from financing activities:
Additions to long-term debt	362	140
Repayments of long-term debt	(387)	(147)
Increase in short-term loans	9	13
Shares repurchased	(10)	(10)
Other, net(b)	(7)	(13)
Cash utilized in financing activities	(33)	(17)
Effect of exchange rate fluctuations on cash	14	(16)
Change in cash	(310)	(518)
Cash at beginning of period	734	913
Cash at end of period	$424	$395

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.
(b)	Other, net includes share settlement activity.

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

Financial information for the three months ended March 31, 2025 and 2024 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings before income taxes:

	Three months ended March 31,
	2025			2024
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$873	$667	$1,540	$854	$709	$1,563
Other			27			30
Net Sales			1,567			$1,593
Less:
Cost of goods sold	703	558		712	535
Selling, administrative, engineering and research and development expenses	43	46		51	46
Equity earnings	(19)	(4)		(19)	(6)
Other segment expenses (income)	5	(1)		8	1
Segment operating profit	$141	$68	$209	$102	$133	$235
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(30)			(40)
Restructuring, asset impairment and other charges			(82)
Legacy environmental charge			(4)
Gain on sale of miscellaneous assets			6
Interest expense, net			(81)			(78)
Earnings before income taxes			$18			$117

	Three months ended March 31,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Total assets (end of period):
2025	$4,707	$3,682	$8,389	$340	$8,729
2024	5,258	3,729	8,987	422	9,409
Equity investments (end of period):
2025	$456	$193	$649	$34	$683
2024	493	194	687	58	745
Equity earnings:
2025	$19	$4	$23	$—	$23
2024	19	6	25	—	25
Capital expenditures:
2025	$62	$72	$134	$1	$135
2024	123	88	211	2	213
Depreciation and amortization expense:
2025	$73	$37	$110	$5	$115
2024	75	43	118	5	123

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	As of March 31,
	U.S.	Non-U.S.	Total
2025	$897	$2,689	$3,586
2024	879	2,879	3,758

The Company’s net sales by geographic region are as follows:

	Three months ended March 31,
	U.S.	Non-U.S.	Total
2025	$441	$1,126	$1,567
2024	394	1,199	1,593

Operations outside the U.S. that accounted for 10% or more of consolidated net sales were in France (2025-14%, 2024-13%), Italy (2025-12%, 2024-13%), and Mexico (2025-13%, 2024-14%).

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

For the three-month periods ended March 31, 2025 and 2024, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded in the Condensed Consolidated Balance Sheets. For the three-month periods ended March 31, 2025 and 2024, revenue recognized from prior periods was not material.

The following tables for the three months ended March 31, 2025 and 2024 disaggregate the Company’s revenue by customer end use:

	Three months ended March 31, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$503	$481	$984
Food and other	217	111	328
Non-alcoholic beverages	153	75	228
Reportable segment totals	$873	$667	$1,540
Other			27
Net sales			$1,567

	Three months ended March 31, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$468	$517	$985
Food and other	214	120	334
Non-alcoholic beverages	172	72	244
Reportable segment totals	$854	$709	$1,563
Other			30
Net sales			$1,593

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

At March 31, 2025 and 2024, the Company reported $758 million and $801 million of accounts receivable, respectively, net of allowances of $32 million and $30 million, respectively. Changes in the allowance were not material for each of the three months ended March 31, 2025 and 2024.

4. Inventories

Major classes of inventory at March 31, 2025, December 31, 2024 and March 31, 2024 are as follows:

	March 31,	December 31,	March 31,
	2025	2024	2024
Finished goods	$747	$745	$999
Raw materials	188	169	159
Operating supplies	50	49	52
	$985	$963	$1,210

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

An unrecognized gain of $1 million at March 31, 2025 and unrecognized losses of $2 million and $8 million at December 31, 2024 and March 31, 2024, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI at March 31, 2025, December 31, 2024 and March 31, 2024.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign currency exchange risk. Approximately $2 million, $12 million and $5 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2025, December 31, 2024 and March 31, 2024:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2025	2024	2024
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$1	$—	$—	$2	$6	$15
Fair value hedges of foreign exchange risk (b)	3	8	6	90	69	92
Net investment hedges (c)	11	7	3	73	29	41
Total derivatives accounted for as hedges	$15	$15	$9	$165	$104	$148
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)	10	2	1	13	10	9
Total derivatives	$25	$17	$10	$178	$114	$157

Current	$25	$17	$10	$60	$12	$17
Noncurrent		—		118	102	140
Total derivatives	$25	$17	$10	$178	$114	$157

(a)	The notional amount of the commodity forward contracts and collars was approximately 8 million, 28 million, and 35 million British Thermal Units at March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The maximum maturity dates are in 2027 at March 31, 2025, December 31, 2024, and March 31, 2024.
(b)	The notional amounts of the fair value hedges of foreign exchange risk were $816 million at March 31, 2025, $816 million at December 31, 2024 and $833 million at March 31, 2024. The maximum maturity dates are in 2030 at March 31, 2025, December 31, 2024 and March 31, 2024.
(c)	The notional amounts of the net investment hedges were €969 million at March 31, 2025, €483 million at December 31, 2024 and €483 million at March 31, 2024. The maximum maturity dates are in 2028 at March 31, 2025 and in 2026 at December 31, 2024 and March 31, 2024.
(d)	The notional amounts of the foreign exchange derivative contracts were $957 million, $680 million and $453 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The maximum maturity dates are in 2026 at March 31, 2025, and in 2025 at December 31, 2024 and March 31, 2024.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended March 31,		Three months ended March 31,
Derivatives designated as hedging instruments:	2025	2024	2025	2024
Cash Flow Hedges
Commodity forward contracts and collars (a)	$6	$(4)	$—	$(3)
Net Investment Hedges
Net Investment Hedges (b)	(37)	15	3	2
	$(31)	$11	$3	$(1)

	Amount of Gain (Loss) Recognized in Other expense, net
	Three months ended March 31,
Derivatives not designated as hedges:	2025	2024
Foreign exchange derivative contracts	$5	$(4)

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2025 and 2024 is as follows:

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2025	$51	$—	$18	$7	$—	$4	$80
Charges	50	14	18				82
Write-down of assets to net realizable value		(14)					(14)
Net cash paid, principally severance and related benefits	(23)		(4)	(1)			(28)
Balance at March 31, 2025	$78	$—	$32	$6	$—	$4	$120

	Other Restructuring
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2024	$27	$—	$12	$39
Net cash paid, principally severance and related benefits	(8)		(2)	(10)
Balance at March 31, 2024	$19	$—	$10	$29

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis.

As of March 31, 2025, the Company’s only major restructuring program was the Fit to Win initiative, which is expected to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses.  The Fit to Win initiative began in the second half of 2024 and is expected to last at least through 2025. Details regarding charges, payments and other changes to the Fit to Win restructuring accruals are presented in the table above. Management does not yet have an estimate for the total restructuring charges to be incurred with this program, however, the total charges are expected to be material. As of March 31, 2024, no major restructuring programs were in effect.

For the three months ended March 31, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $82 million to Other expense, net in the Condensed Consolidated Results of Operations, of which all related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($6 million), Europe segment ($52 million) and Retained corporate costs and other ($24 million). As of March 31, 2025, the Company has incurred cumulative charges of approximately $283 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes their assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisals, where applicable) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded during the three months ended March 31, 2025, the remaining carrying value of the impaired assets was approximately $0.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2025 and 2024 are as follows:

	U.S.		Non-U.S.
	Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Service cost	$1	$1	$2	$2
Interest cost	11	11	9	9
Expected asset return	(13)	(13)	(8)	(8)
Amortization of actuarial loss	3	3	2	3
Net periodic pension cost	$2	$2	$5	$6

The components of pension expense, other than the service cost component, are included in Other expense, net in the Condensed Consolidated Results of Operations.

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

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, Germany, Hungary, Indonesia, Italy, Peru, and the U.S. The years under examination range from 2004 through 2023. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows. Due to uncertainties regarding the ultimate resolution of income tax examinations, the Company is not able to reasonably estimate any tax assessments that may be settled at amounts in excess of established reserves in future periods, or the future periods in which any income tax payments to settle these provisions for income tax uncertainties.

9. Debt

The following table summarizes the long-term debt of the Company at March 31, 2025, December 31, 2024, and March 31, 2024:

	March 31,	December 31,	March 31,
	2025	2024	2024
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$185	$—	$—
Term Loans:
Term Loan A	1,338	1,338	1,391
Senior Notes:
3.125%, due 2024 (€58 million)			62
6.375%, due 2025			299
5.375%, due 2025		17	17
2.875%, due 2025 (€176 million at December 31, 2024 and €500 million at March 31, 2024)		183	537
6.625%, due 2027	609	609	608
6.250%, due 2028 (€600 million)	645	619	640
5.250%, due 2029 (€500 million)	535	514
4.750%, due 2030	397	397	396
7.250%, due 2031	683	683	682
7.375%, due 2032	296	296
Finance leases	192	195	181
Other	9	8	2
Total long-term debt	4,889	4,859	4,815
Less amounts due within one year	103	306	696
Long-term debt	$4,786	$4,553	$4,119

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

At March 31, 2025, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.34 billion outstanding balance at March 31, 2025, net of debt issuance costs). At March 31, 2025, the Company had unused credit of $1.06 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 2025 was 6.08%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2025, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. At March 31, 2025, the 2.875% Senior Notes due 2025 were fully repaid.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at March 31, 2025 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
6.625%, due 2027	$612	99.69	$610
6.250%, due 2028 (€600 million)	650	102.75	668
5.250%, due 2029 (€500 million)	542	100.66	546
4.750%, due 2030	400	92.14	369
7.250%, due 2031	690	97.76	675
7.375%, due 2032	300	95.91	288

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

The Company has recorded aggregate accruals of approximately $38 million, $35 million and $25 million (undiscounted) as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation and monitoring costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows.  Other than related to the site discussed below, any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

As part of the above, from December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States have been engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. In the first quarter of 2025, the Company and the NPS reached a tentative settlement, and the Company expects to pay $16.5 million in the second quarter of 2025 to resolve this matter. As a result, the

Company recorded a charge of approximately $4 million in the first quarter of 2025 to Other expense, net in the Condensed Consolidated Results of Operations to augment its previous approximate $12.5 million accrual balance related to this matter.

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

Similar to the Italian anti-competitive investigation discussed above, the Company is also being investigated by authorities in France and Ecuador for similar conduct in those countries. To date, neither the French nor Ecuadorian authorities have officially charged O-I’s businesses in those respective countries with any violations of competition law. With regard to the above, the Company is committed to compliance with laws in the jurisdictions it operates and maintains policies and procedures regarding competition law.  If the authorities in these countries find that the Company or any of its subsidiaries or joint ventures violated competition law, they could levy fines, which could be material. At this stage, the Company is unable to predict the ultimate outcome of the investigation, and any potential loss cannot be estimated.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2025 and 2024 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2025	$2	$3,053	(677)	$676	$(1,975)	$126	$1,205
Reissuance of common stock (0.2 million shares)		(2)	5				3
Shares repurchased (0.9 million shares)		(10)					(10)
Stock compensation (1.3 million shares)		4					4
Net earnings (loss)				(16)		4	(12)
Other comprehensive income (loss)					61	5	66
Other			(7)				(7)
Balance on March 31, 2025	$2	$3,045	$(679)	$660	$(1,914)	$135	$1,249

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2024	$2	$3,086	$(681)	$782	$(1,580)	$135	$1,744
Reissuance of common stock (0.2 million shares)		(2)	5				3
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (1.9 million shares)		7					7
Net earnings				72		4	76
Other comprehensive income (loss)					20		20
Other			(14)				(14)
Balance on March 31, 2024	$2	$3,081	$(690)	$854	$(1,560)	$139	$1,826

During the three months ended March 31, 2025, the Company purchased 941,274 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $70 million remained available for purchases under this program as of March 31, 2025.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2025	2024	2024

Shares of common stock issued (including treasury shares)	185,824	184,851	187,083

Treasury shares	31,141	30,784	31,361

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2025	$(1,435)	$(14)		$(526)		$(1,975)
Change before reclassifications	92	(28)		(2)		62
Amounts reclassified from accumulated other comprehensive income (loss)		3	(a)	5	(b)	8
Translation effect				(6)		(6)
Tax effect		(3)				(3)
Other comprehensive loss attributable to the Company	92	(28)		(3)		61
Balance on March 31, 2025	$(1,343)	$(42)		$(529)		$(1,914)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2024	$(949)	$(43)		$(588)		$(1,580)
Change before reclassifications	5	8		(1)		12
Amounts reclassified from accumulated other comprehensive income (loss)		(1)	(a)	6	(b)	5
Translation effect		1		1		2
Tax effect		1				1
Other comprehensive income (loss) attributable to the Company	5	9		6		20
Balance on March 31, 2024	$(944)	$(34)		$(582)		$(1,560)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Expense, Net

Other expense, net for the three months ended March 31, 2025 and 2024 included the following:

	Three months ended March 31,
	2025	2024
Restructuring, asset impairment and other charges (see Note 6)	$(82)	$
Legacy environmental charge (see Note 10)	(4)
Gain on sale of miscellaneous assets	6
Intangible amortization expense	(6)		(8)
Foreign currency exchange loss			(3)
Royalty income	5		6
Other income (expense)	(1)		1
Other expense, net	$(82)		$(4)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Numerator:
Net earnings (loss) attributable to the Company	$(16)	$72
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,708	154,273
Effect of dilutive securities:
Stock options and other		4,194
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	153,708	158,467
Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.10)	$0.46
Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.10)	$0.45

The diluted earnings (loss) per share computation for the three months ended March 31, 2025 and 2024 excludes 703,796 and 621,013 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the three months ended March 31, 2025, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the net loss attributable to the Company.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Three months ended March 31,
	2025	2024
U.S.	$4	$3
Non-U.S.	39	33
Total income taxes paid in cash	$43	$36

Interest paid in cash for the three months ended March 31, 2025 and 2024 was $56 million and $78 million, respectively.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheets. At March 31, 2025, December 31, 2024 and March 31, 2024, the total amount of trade receivables sold by the Company was $504 million, $535 million, and $525 million, respectively. These amounts included $180 million, $155 million and $172 million at March 31, 2025, December 31, 2024, and March 31, 2024, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

The Company’s use of its accounts receivable factoring programs resulted in a decrease to cash provided by operating activities of approximately $31 million and $17 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded expenses related to these factoring programs of approximately $5 million and $6 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Condensed Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of March 31, 2025, December 31, 2024 and March 31, 2024, the Company had approximately $68 million, $82 million, and $94 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

The Company’s outstanding obligations under the SCF Program are as follows:

	Three months ended March, 31
	2025	2024
Confirmed obligations outstanding at the beginning of the year	$82	$114
Invoices confirmed during the year	78	100
Confirmed invoices paid during the year	(92)	(120)
Confirmed obligations outstanding at the end of the year	$68	$94

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings before interest expense, net and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit, however, are non-GAAP measures when presented outside of the financial statement footnotes. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the Board of Directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management, including the chief operating decision maker (defined as the Chief Executive Officer), uses segment operating profit, supplemented by net sales and selected cash flow information, to evaluate segment performance and allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

Financial information for the three months ended March 31, 2025 and 2024 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Net Sales:
Americas	$873	$854
Europe	667	709
Reportable segment totals	1,540	1,563
Other	27	30
Net Sales	$1,567	$1,593

	Three months ended
	March 31,
	2025	2024
Net earnings (loss) attributable to the Company	$(16)	$72
Net earnings attributable to non-controlling interests	4	4
Net earnings (loss)	(12)	76
Provision for income taxes	30	41
Earnings before income taxes	18	117
Items excluded from segment operating profit:
Retained corporate costs and other	30	40
Restructuring, asset impairment and other charges	82
Legacy environmental charge	4
Gain on sale of miscellaneous assets	(6)
Interest expense, net	81	78
Segment operating profit	$209	$235

Americas	141	102
Europe	68	133
Reportable segment totals	$209	$235

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2025 and 2024

Net sales in the first quarter of 2025 decreased $26 million, or 2%, compared to the prior year, primarily due to the impact from unfavorable foreign currency translation and lower average selling prices, partially offset by higher sales volumes.

Earnings before income taxes were $99 million lower in the first quarter of 2025 compared to 2024. This decrease was primarily due to higher restructuring, asset impairment and other charges, higher legacy environmental charges, lower segment operating profit and slightly higher interest expense, partially offset by lower retained corporate and other costs.

Segment operating profit for reportable segments in the first quarter of 2025 was $26 million lower compared to the prior year period, primarily due to lower net prices (net of cost inflation) and unfavorable currency translation, partially offset by higher sales volumes. Operating costs were unfavorably impacted by temporary curtailments of production volumes, primarily in Europe, to reduce inventory levels, partially offset by benefits from the Company’s Fit to Win initiative.

Net interest expense for the first quarter of 2025 increased $3 million compared to 2024, primarily due to higher debt levels and interest rates.

For the first quarter of 2025, the Company recorded a net loss attributable to the Company of $16 million, or $0.10 per share, compared to net earnings attributable to the Company of $72 million, or $0.45 per share (diluted), in the first quarter of 2024. As discussed below, net loss attributable to the Company in the first quarter of 2025 included items that management considers not representative of ongoing operations and other adjustments. These items increased net loss attributable to the Company by $79 million, or $0.50 per share.

Results of Operations — First Quarter of 2025 Compared with First Quarter of 2024

Net Sales

The Company’s net sales in the first quarter of 2025 were $1,567 million compared with $1,593 million in the first quarter of 2024, a decrease of $26 million, or 2%. Average selling prices declined, which decreased net sales by $16 million in the first quarter of 2025. Glass container shipments, in tons, increased approximately 4.4% in the first quarter of 2025, which increased net sales by approximately $66 million compared to the same period in prior year. This increase resulted from higher shipments in most markets, reflecting some rebuilding of packaging inventories across the value chain, the Company benefiting from recent contract negotiations, and there was likely some advanced purchases by customers ahead of new tariff policies. Unfavorable foreign currency exchange rates decreased net sales by $73 million in the first quarter of 2025 compared to the same period in the prior year. Other sales were approximately $3 million lower in the first three months of 2025 than in the same period in the prior year, driven by lower machine part sales.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2024		$1,563
Price	$(16)
Sales volume and mix	66
Effects of changing foreign currency rates	(73)
Total effect on reportable segment net sales		(23)
Reportable segment net sales - 2025		$1,540

Americas: Net sales in the Americas in the first quarter of 2025 were $873 million compared to $854 million in the first quarter of 2024, an increase of $19 million, or 2%. Higher selling prices in the region increased net sales by $30 million in the first quarter of 2025, driven by the pass through of higher cost inflation. Glass container shipments in the region were up more than 4% in the first quarter of 2025 compared to the same period in the prior year, which increased net sales by approximately $48 million. The segment experienced higher shipments in nearly all its markets, especially to beer, food and spirits customers. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $59 million in the first quarter of 2025 compared to the same period in the prior year, as the Brazilian Real and Mexican Peso weakened compared to the U.S. dollar.

Europe: Net sales in Europe in the first quarter of 2025 were $667 million compared to $709 million in the first quarter of 2024, a decrease of $42 million, or 6%. Lower average selling prices in Europe decreased net sales by $46 million in the first quarter of 2025. Glass container shipments increased by nearly 4% in the first quarter of 2025 with higher shipments in most markets in the segment as customers rebuilt their inventories ahead of higher tariffs. Shipments were higher to beer, wine and food customers in the first quarter of 2025, and this increased net sales by approximately $18 million compared to the same period in the prior year. Unfavorable effects of foreign currency exchange rate changes decreased net sales by $14 million in the first quarter of 2025 compared to the same period in the prior year, as the Euro weakened compared to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $18 million in the first quarter of 2025 compared to $117 million in the first quarter of 2024, a decrease of $99 million.  This decrease was due to higher restructuring, asset impairment and other charges, higher legacy environmental charges, lower segment operating profit and slightly higher interest expense, partially offset by lower retained corporate and other costs.

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

Segment operating profit of reportable segments in the first quarter of 2025 was $209 million, compared to $235 million in the first quarter of 2024, a decrease of $26 million, or 11%. This decrease was primarily due to lower net prices (net of cost inflation) and unfavorable currency translation, partially offset by higher sales volumes. Operating costs were impacted by approximately $58 million related to temporary curtailments of production volumes, primarily in Europe, to reduce inventory levels, offset by approximately $47 million of benefits from the Company’s Fit to Win initiative, $7 million from the settlement of an insurance claim in the Americas and approximately $4 million of other cost improvements.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2024		$235
Net price (net of cost inflation)	$(39)
Sales volume and mix	17
Operating costs	—
Effects of changing foreign currency rates	(4)
Total net effect on reportable segment operating profit		(26)
Reportable segment operating profit - 2025		$209

Americas: Segment operating profit in the Americas in the first quarter of 2025 was $141 million, compared to $102 million in the first quarter of 2024, an increase of $39 million, or 38%. Higher cost inflation exceeded higher selling prices and resulted in a $1 million decrease to segment operating profit in the first quarter of 2025. The impact of higher shipments discussed above resulted in a $11 million increase to segment operating profit in the first quarter of 2025 compared to the first quarter of 2024. The effects of foreign currency exchange rates decreased segment operating profit by $2 million in the first quarter of 2025.

In addition, operating costs in the first quarter of 2025 were $31 million lower than in the same period in the prior year, primarily due to approximately $27 million in savings from the Company’s Fit To Win initiative (exceeding management’s expectations). Operating costs were also favorably impacted by approximately $7 million from the settlement of an insurance claim. The Company will continue to monitor business trends and consider whether any additional temporary downtime or permanent capacity closures in the Americas will be necessary in the future to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in the first quarter of 2025 was $68 million compared to $133 million in the first quarter of 2024, a decrease of $65 million, or 49%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $38 million in the first quarter of 2025 compared to the same period in the prior year due to elevated competitive pressures. Operating costs in the first quarter of 2025 were $31 million higher than in the same period in the prior year, driven by approximately $58 million from the impact of temporary production curtailments to reduce inventory levels. Partially offsetting these higher costs in the first quarter of 2025 were approximately $20 million of benefits from the Fit to Win initiative (exceeding management’s expectations). The impact of higher shipments discussed above increased segment operating profit by approximately $6 million. The effects of foreign currency exchange rates decreased segment operating profit by $2 million in the first quarter of 2025.

In the first quarter of 2025, the Company also announced the permanent closure of a plant and a number of selling, general and administrative positions in Europe in connection with its Fit to Win initiative. Additional indefinite or permanent capacity closures in Europe may be necessary in 2025 to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In addition, the ongoing conflict between Russia and Ukraine has caused a significant change in the global gas market, resulting in a shift toward liquified natural gas.  This transition has increased volatility in the market, as countries have diversified their energy sources and reduced dependance on Russian natural gas supplies. The Company’s European operations typically purchase natural gas under mid- to long-term supply arrangements with terms that range from one to three years and, through these agreements, typically agree on a portion of the price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have coverage of at least 40% of its expected total energy use for the year ahead, where possible. However, the Company’s coverage for its expected European natural gas requirements in 2026 is currently below this level as of March 31, 2025. The Company intends to reach this level by the end of 2025. The current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions, government mandated curtailments or government imposed allocations, tariffs or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it may be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. Depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the first quarter of 2025 was $81 million compared to $78 million in the first quarter of 2024. The increase was primarily due to higher debt levels and interest rates.

Provision for Income Taxes

The Company’s effective tax rate from operations for the first quarter of 2025 was 167% compared to 35% for the first quarter of 2024.  The effective tax rate for the first quarter of 2025 differed from the first quarter of 2024 due to a net unfavorable tax rate on restructuring charges and a change in the mix of geographic earnings.

Net Earnings (Loss) Attributable to the Company

For the first quarter of 2025, the Company recorded a net loss attributable to the Company of $16 million, or $0.10 per share, compared to net earnings attributable to the Company of $72 million, or $0.45 per share (diluted), in the first quarter of 2024. Net loss attributable to the Company in the first quarter of 2025 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2025	2024
Restructuring, asset impairment and other charges	$(82)	$
Legacy environmental charge	(4)
Gain on sale of miscellaneous assets	6
Net benefit for income tax on items above	1
Total	$(79)		$—

Forward-Looking Operational and Financial Information

●	The Company is maintaining its cautious commercial outlook and guidance for stable sales volumes in 2025 compared to 2024 levels given uncertainty around tariffs which could affect future demand. Year-to-date through April 2025, shipments were up approximately 3% compared to the same period in the prior year and reflected softer demand recently amid uncertainty of new tariff policies.
●	Net price (net of cost inflation) is expected to be a headwind again in 2025 due to competitive pressures in Europe.
●	Management anticipates generating at least $250 million of Fit To Win benefits in 2025. On a cumulative basis, the Company expects approximately $650 million of Fit To Win benefits through 2027 (with 2024 as a baseline).
●	Cash provided by operating activities is expected to approximate $600 million for 2025. Capital expenditures in 2025 are expected to range between approximately $400 million and $450 million.
●	Changes in global trade policies will likely be disruptive in the short term and may create both new challenges and opportunities for the Company, which cannot be fully determined at this stage. The Company estimates that approximately 4.5% of its global sales volumes are currently exposed to new tariffs (includes empty and filled bottles). This primarily relates to imports from Europe, while most cross border sales between the U.S., Mexico and Canada are exempt under the USMCA treaty. As such, the Company believes it faces a limited direct tariff exposure, so far. The bigger unknown is how elevated market uncertainty may impact the consumer and demand elasticity which could have a larger effect than the Company’s direct tariff exposure.
●	The Company also sees potential opportunities as a result of changes in global trade policies. For example, glass is a local business and around 85% of the value chain is within 300 miles of the Company’s plants, so the Company does not rely on a global supply chain which is more exposed to tariffs. Also, favorable substrate dynamics may emerge as there are currently sector specific tariffs on aluminum. Likewise, domestic glass production is now significantly more competitive compared to imports from China given new tariffs. Next, the Company has the largest glass network in the U.S., so it is well positioned to take advantage of opportunities that emerge, especially if consumption shifts to more domestic products over time. Finally, policy changes have already led to sizable shifts in currency exchange rates that are helping improve earnings translation.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2025 were $30 million compared to $40 million in the first quarter of 2024. These costs decreased in the first quarter of 2025, primarily due to lower spending driven by approximately $14 million of benefits from the Company’s Fit To Win initiative (exceeding management’s expectations).

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

Restructuring, Asset Impairment and Other Charges

For the three months ended March 31, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $82 million to Other expense, net in the Condensed Consolidated Results of Operations, all of which related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($6 million), Europe segment ($52 million) and Retained corporate costs and other ($24 million). As of March 31, 2025, the Company has incurred cumulative charges of approximately $283 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes their assessment to reduce redundant production capacity and streamline costs.

The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

Legacy Environmental Charge

From December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States have been engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. In the first quarter of 2025, the Company and the NPS reached a tentative settlement, and the Company expects to pay $16.5 million in the second quarter of 2025 to resolve this matter. As a result, the Company recorded a charge of approximately $4 million in the first quarter of 2025 to Other expense, net in the Condensed Consolidated Results of Operations to augment its previous approximate $12.5 million accrual balance related to this matter.

Gain on Sale of Miscellaneous Assets

For the three months ended March 31, 2025, the Company recorded a pre-tax gain of approximately $6 million on the sale of land and buildings of a previously closed plant in the Americas.

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

At March 31, 2025, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.34 billion outstanding balance at March 31, 2025, net of debt issuance costs). At March 31, 2025, the Company had unused credit of $1.06 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 2025 was 6.08%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2025, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. At March 31, 2025, the 2.875% Senior Notes due 2025 were fully repaid.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at March 31, 2025 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

Operating activities: Cash utilized by operating activities was $171 million and $270 million in the three months ended March 31, 2025 and 2024, respectively. The decrease in cash utilized by operating activities in the first three months of 2025 was primarily due to a lower use of working capital, partially offset by lower net income and higher cash paid for restructuring activities than in the same period in 2024.

Working capital was a use of cash of $314 million in the first three months of 2025, compared to a use of cash of $492 million in the same period in 2024. The reduction in working capital as a use of cash for the three months ended March 31, 2025 reflects lower inventory levels compared to the same period in the prior year. The Company’s use of its accounts receivable factoring programs resulted in a decrease to cash provided by operating activities of approximately $31 million and $17 million for the three months ended March 31, 2025 and 2024, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of March 31, 2025 were slightly lower compared to March 31, 2024.

Investing activities: Cash utilized in investing activities was $120 million and $215 million for the three months ended March 31, 2025 and 2024, respectively. Capital spending for property, plant and equipment was $135 million during the first three months of 2025, compared to $213 million in the same period in 2024, reflecting lower spending as the Company was constructing a new plant in Bowling Green, Kentucky and several other expansion projects in 2024 that are not reoccurring in the first quarter of 2025. The Company estimates that its full year 2025 capital expenditures is expected to range between approximately $400 million and $450 million. Net cash proceeds on the sale of miscellaneous assets was $13 million for the three months ended March 31, 2025, reflecting proceeds on the sale of land and buildings of a previously closed plant in the Americas.

Financing activities: Cash utilized by financing activities was $33 million and $17 million for the three months ended March 31, 2025 and 2024, respectively. Financing activities included additions to long-term debt of $362 million and $140 million for the three-month periods ended March 31, 2025 and 2024, respectively. Financing activities included repayments of long-term debt of $387 million and $147 million for the three-month periods ended March 31, 2025 and 2024, respectively. During each of the three-month periods ended March 31, 2025 and 2024, the Company repurchased $10 million of its common stock.

The Company anticipates that cash flows from its operations and from utilization of credit available under the revolving credit facilities provided by the Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (the next 12 months) and long-term basis (beyond the next 12 months). However, as the Company cannot predict the impact from tariffs and other changes in global trade policies and the outcome of the conflict between Russia and Ukraine and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements.

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

There have been no other material changes in critical accounting estimates at March 31, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements

This document contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements reflect the company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” “target,” “commit,” and the negatives of these words and other similar expressions generally identify forward-looking statements.

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to achieve expected benefits from cost management, efficiency improvements, and profitability initiatives, such as its Fit to Win program, including expected impacts from production curtailments, reduction in force and furnace closures, (2) the general political, economic, legal and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade policies and disputes, financial market conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates, changes in laws or policies, legal proceedings involving the Company, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (3) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (4) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (5) changes in consumer preferences or customer inventory management practices, (6) the continuing consolidation of the Company’s customer base, (7) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it in a manner to deliver economic profit within the timeframe expected in addition to successfully achieving key production and commercial milestones, (8) unanticipated supply chain and operational disruptions, including higher capital spending, (9) seasonality of customer demand, (10) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (11) labor shortages, labor cost increases or strikes, (12) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (13) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (14) any increases in the underfunded status of the Company’s pension plans, (15) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the company or its third-party service providers, (16) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (17) risks associated with operating in foreign countries, (18) foreign currency fluctuations relative to the U.S. dollar, (19) changes in tax laws or global trade policies, (20) the Company’s ability to comply with various environmental legal requirements, (21) risks related to recycling and recycled content laws and regulations, (22) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders, and the other risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at March 31, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  Except as disclosed in Note 10 to the Condensed Consolidated Financial Statements, no such proceedings were pending or contemplated as of March 31, 2025.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in risk factors at March 31, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Global Economic and Legal Environment—The global credit, financial, economic and legal environment could have a material adverse effect on operations and financial condition.

The global credit, financial, economic and legal environment can be negatively impacted by numerous events or occurrences, including political events, trade policies and disputes, acts of terrorism, hostilities or wars, natural disasters and public health issues, such as a pandemic. For example, the current conflicts between Russia and Ukraine and Hamas and Israel, as well as any further escalation or expansion of these conflicts, and any related economic sanctions or other impacts could adversely impact the global credit, financial, economic and legal environment, which could have a material adverse effect on the Company’s operations, including the following:

●	Downturns in the business or financial condition of any of the Company’s customers or suppliers could result in a loss of revenues or a disruption in the supply of raw materials;
●	Unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth and uncertainty surrounding international trade policies and regulations as well as disputes and protectionist measures, could negatively affect consumer demand for the Company’s products;
●	Cost inflation, including as a result of imposition of or increase in tariffs, could negatively impact the Company’s costs for energy, labor, materials and services, and impact the Company’s profitability if increased costs are not fully passed on to customers through increased prices of the Company’s products;
●	Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports or exports from or to countries where the Company manufactures or sells, or its customers sells, its products may affect the prices of and demand for the Company’s products;
●	Tightening of credit in financial markets or increasing interest rates could reduce the Company’s ability, as well as the ability of the Company’s customers and suppliers, to obtain future financing;
●	Volatile market performance could affect the fair value of the Company’s pension assets and liabilities, potentially requiring the Company to make significant additional contributions to its pension plans to maintain prescribed funding levels, and may lead to adverse changes in the availability, terms and cost of capital;
●	The deterioration of any of the lending parties under the Company’s revolving credit facility or the creditworthiness of the counterparties to the Company’s derivative transactions could result in such parties’ failure to satisfy their obligations under their arrangements with the Company;

●	A significant weakening of the Company’s financial position or results of operations could result in noncompliance with the covenants under the Company’s indebtedness; and
●	Legal proceedings arising from the Company’s business, including governmental investigations and other government actions could be costly, time-consuming and disruptive to the Company’s operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2025, the Company purchased 941,274 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $70 million remained available for purchases under this program as of March 31, 2025. The share repurchase program has no expiration date. The following table provides information about the Company’s purchases of its common stock during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31, 2025	941	$10.60	941	70
February 1 - February 28, 2025				70
March 1 - March 31, 2025				70
Total	941	$10.60	941

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarterly period ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	April 30, 2025	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer