Form 10-Q
period 2025-06-30
O-I Glass, Inc. /DE/
filed 2025-07-30
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2025

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of June 30, 2025 was 154,073,257.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$1,706	$1,729	$3,273	$3,322
Cost of goods sold	(1,407)	(1,426)	(2,694)	(2,701)

Gross profit	299	303	579	621

Selling and administrative expense	(106)	(110)	(213)	(233)
Research, development and engineering expense	(11)	(20)	(25)	(42)
Interest expense, net	(85)	(87)	(166)	(165)
Equity earnings	28	30	51	55
Other expense, net	(118)	(12)	(200)	(15)

Earnings before income taxes	7	104	26	221
Provision for income taxes	(6)	(42)	(36)	(83)

Net earnings (loss)	1	62	(10)	138
Net earnings attributable to non-controlling interests	(6)	(5)	(10)	(9)
Net earnings (loss) attributable to the Company	$(5)	$57	$(20)	$129

Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.03)	$0.37	$(0.13)	$0.83
Weighted average shares outstanding (thousands)	153,993	155,280	153,851	154,777

Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.03)	$0.36	$(0.13)	$0.81
Weighted average diluted shares outstanding (thousands)	153,993	157,382	153,851	157,925

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net earnings (loss)	$1	$62	$(10)	$138
Other comprehensive income (loss):
Foreign currency translation adjustments	213	(257)	310	(252)
Pension and other postretirement benefit adjustments, net of tax	(7)	6	(10)	12
Change in fair value of derivative instruments, net of tax	(77)	10	(105)	19
Other comprehensive income (loss)	129	(241)	195	(221)
Total comprehensive income (loss)	130	(179)	185	(83)
Comprehensive (income) loss attributable to non-controlling interests	(6)	2	(15)	(2)
Comprehensive income (loss) attributable to the Company	$124	$(177)	$170	$(85)

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30,	December 31,	June 30,
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	$487	$734	$671
Trade receivables, net of allowance of $31 million, $30 million, and $30 million at June 30, 2025, December 31, 2024 and June 30, 2024	848	572	725
Inventories	990	963	1,153
Prepaid expenses and other current assets	279	209	270
Total current assets	2,604	2,478	2,819

Property, plant and equipment, net	3,458	3,296	3,465
Goodwill	1,467	1,321	1,395
Intangibles, net	196	198	226
Other assets	1,454	1,361	1,429
Total assets	$9,179	$8,654	$9,334

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,104	$1,142	$1,127
Short-term loans and long-term debt due within one year	236	416	500
Other liabilities	762	602	607
Total current liabilities	2,102	2,160	2,234

Long-term debt	4,898	4,553	4,648
Other long-term liabilities	810	736	821
Share owners' equity	1,369	1,205	1,631
Total liabilities and share owners’ equity	$9,179	$8,654	$9,334

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$(10)	$138
Non-cash charges
Depreciation and amortization	238	250
Pension expense	15	16
Stock-based compensation expense	8	6
Restructuring, asset impairment and related charges	195
Legacy environmental charge	4	10
Gain on sale of miscellaneous assets	(6)
Cash payments
Pension contributions	(14)	(9)
Cash paid for restructuring activities	(78)	(15)
Change in components of working capital	(335)	(439)
Other, net (a)	(33)	23
Cash utilized in operating activities	(16)	(20)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(239)	(373)
Net cash proceeds on sale of misc. assets	18	6
Net cash payments from hedging activities		(13)
Cash utilized in investing activities	(221)	(380)
Cash flows from financing activities:
Additions to long-term debt	680	1,096
Repayments of long-term debt	(698)	(917)
Increase in short-term loans	12	54
Payment of finance fees		(11)
Shares repurchased	(20)	(20)
Net cash payments for hedging activity	(6)
Distributions to non-controlling interests	(8)	(9)
Other, net(b)	(7)	(13)
Cash provided by (utilized in) financing activities	(47)	180
Effect of exchange rate fluctuations on cash	37	(22)
Change in cash	(247)	(242)
Cash at beginning of period	734	913
Cash at end of period	$487	$671

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.
(b)	Other, net includes share settlement activity.

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

Financial information for the three months ended June 30, 2025 and 2024 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings before income taxes:

	Three months ended June 30,
	2025			2024
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$943	$741	$1,684	$899	$802	$1,701
Other			22			28
Net Sales			1,706			$1,729
Less:
Cost of goods sold	772	615		758	642
Selling, administrative, engineering and research and development expenses	42	46		47	46
Equity earnings	(19)	(9)		(16)	(13)
Other segment expenses (income)	13	(1)		4
Segment operating profit	$135	$90	$225	$106	$127	$233
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(25)			(32)
Restructuring, asset impairment and other charges			(108)
Legacy environmental charge						(10)
Interest expense, net			(85)			(87)
Earnings before income taxes			$7			$104

Financial information for the six months ended June 30, 2025 and 2024 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings before income taxes:

	Six months ended June 30,
	2025			2024
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$1,816	$1,407	$3,223	$1,753	$1,511	$3,264
Other			50			58
Net Sales			3,273			$3,322

Less:
Cost of goods sold	1,475	1,173		1,470	1,177
Selling, administrative, engineering and research and development expenses	85	92		99	93
Equity earnings	(38)	(13)		(35)	(19)
Other segment expenses (income)	18	(3)		11
Segment operating profit	$276	$158	$434	$208	$260	$468
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(53)			(72)
Restructuring, asset impairment and other charges			(191)
Legacy environmental charge			(4)			(10)
Gain on sale of miscellaneous assets			6
Interest expense, net			(166)			(165)
Earnings before income taxes			$26			$221

	As of June 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Total assets:
2025	$4,841	$3,984	$8,825	$354	$9,179
2024	5,009	3,796	8,805	529	9,334
Equity investments:
2025	$475	$201	$676	$36	$712
2024	467	173	640	58	698

	Three months ended June 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Equity earnings:
2025	$19	$9	$28	$—	$28
2024	16	13	29	1	30
Capital expenditures:
2025	$41	$48	$89	$15	$104
2024	99	58	157	3	160
Depreciation and amortization expense:
2025	$70	$43	$113	$5	$118
2024	73	44	117	5	122

	Six months ended June 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Equity earnings:
2025	$38	$13	$51	$—	$51
2024	35	19	54	1	55
Capital expenditures:
2025	$103	$120	$223	$16	$239
2024	222	146	368	5	373
Depreciation and amortization expense:
2025	$143	$80	$223	$10	$233
2024	148	87	235	10	245

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	As of June 30,
	U.S.	Non-U.S.	Total
2025	$798	$2,854	$3,652
2024	912	2,763	3,675

The Company’s net sales by geographic region are as follows:

	Three months ended June 30,
	U.S.	Non-U.S.	Total
2025	$446	$1,260	$1,706
2024	419	1,310	1,729

Operations outside the U.S. that accounted for 10% or more of consolidated net sales during the three months ended June 30, 2025 and 2024 were in France (2025-12%, 2024-12%), Italy (2025-13%, 2024-13%), and Mexico (2025-14%, 2024-14%).

	Six months ended June 30,
	U.S.	Non-U.S.	Total
2025	$888	$2,385	$3,273
2024	814	2,508	3,322

Operations outside the U.S. that accounted for 10% or more of consolidated net sales during the six months ended June 30, 2025 and 2024 were in France (2025-12%, 2024-12%), Italy (2025-13%, 2024-13%), and Mexico (2025-13%, 2024-14%).

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

For the three- and six-month periods ended June 30, 2025 and 2024, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded in the Condensed Consolidated Balance Sheets. For the three- and six-month periods ended June 30, 2025 and 2024, revenue recognized from prior periods was not material.

The following tables for the three months ended June 30, 2025 and 2024 disaggregate the Company’s revenue by customer end use:

	Three months ended June 30, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$535	$533	$1,068
Food and other	219	118	337
Non-alcoholic beverages	189	90	279
Reportable segment totals	$943	$741	$1,684
Other			22
Net sales			$1,706

	Three months ended June 30, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$494	$600	$1,094
Food and other	220	116	336
Non-alcoholic beverages	185	86	271
Reportable segment totals	$899	$802	$1,701
Other			28
Net sales			$1,729

The following tables for the six months ended June 30, 2025 and 2024 disaggregate the Company’s revenue by customer end use:

	Six months ended June 30, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,038	$1,014	$2,052
Food and other	436	229	665
Non-alcoholic beverages	342	164	506
Reportable segment totals	$1,816	$1,407	$3,223
Other			50
Net sales			$3,273

	Six months ended June 30, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$963	$1,117	$2,080
Food and other	433	236	669
Non-alcoholic beverages	357	158	515
Reportable segment totals	$1,753	$1,511	$3,264
Other			58
Net sales			$3,322

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

At June 30, 2025 and 2024, the Company reported $848 million and $725 million of accounts receivable, respectively, net of allowances of $31 million and $30 million, respectively. Changes in the allowance were not material for each of the three and six months ended June 30, 2025 and 2024.

4. Inventories

Major classes of inventory at June 30, 2025, December 31, 2024 and June 30, 2024 are as follows:

	June 30,	December 31,	June 30,
	2025	2024	2024
Finished goods	$742	$745	$957
Raw materials	196	169	144
Operating supplies	52	49	52
	$990	$963	$1,153

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

An unrecognized gain of $1 million at June 30, 2025 and unrecognized losses of $2 million and $3 million at December 31, 2024 and June 30, 2024, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI at June 30, 2025, December 31, 2024 and June 30, 2024.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign currency exchange risk. Approximately $2 million, $12 million and $3 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2025, December 31, 2024 and June 30, 2024:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2025	2024	2024	2025	2024	2024
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$—	$—	$1	$6	$10
Fair value hedges of foreign exchange risk (b)	1	8	6	163	69	82
Net investment hedges (c)	9	7	3	142	29	37
Total derivatives accounted for as hedges	$10	$15	$9	$306	$104	$129
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)	14	2	2	1	10	8
Total derivatives	$24	$17	$11	$307	$114	$137

Current	$24	$17	$11	$157	$12	$12
Noncurrent	—	—		150	102	125
Total derivatives	$24	$17	$11	$307	$114	$137
(a)	The notional amount of the commodity forward contracts and collars was approximately 9 million, 28 million, and 33 million British Thermal Units at June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The maximum maturity dates are in 2027 at June 30, 2025, December 31, 2024, and June 30, 2024.

(b)	The notional amounts of the fair value hedges of foreign exchange risk were $816 million at June 30, 2025, $816 million at December 31, 2024 and $833 million at June 30, 2024. The maximum maturity dates are in 2030 at June 30, 2025, December 31, 2024 and June 30, 2024.
(c)	The notional amounts of the net investment hedges were €844 million at June 30, 2025, €483 million at December 31, 2024 and €483 million at June 30, 2024. The maximum maturity dates are in 2028 at June 30, 2025 and in 2026 at December 31, 2024 and June 30, 2024.
(d)	The notional amounts of the foreign exchange derivative contracts were $506 million, $680 million and $572 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively. The maximum maturity dates are in 2025 at June 30, 2025, and in 2025 at December 31, 2024 and June 30, 2024.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as hedging instruments:	2025	2024	2025	2024
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(1)	$—	$—	$(3)
Net Investment Hedges
Net Investment Hedges (b)	(74)	6	3	1
	$(75)	$6	$3	$(2)

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments:	2025	2024	2025	2024
Cash Flow Hedges
Commodity forward contracts and collars (a)	$5	$(4)	$—	$(6)
Net Investment Hedges
Net Investment Hedges (b)	(111)	21	6	3
	$(106)	$17	$6	$(3)

	Amount of Gain (Loss) Recognized in Other expense, net		Amount of Gain (Loss) Recognized in Other expense, net
	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedges:	2025	2024	2025	2024
Foreign exchange derivative contracts	$19	$(12)	$25	$(15)

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2025 and 2024 is as follows:

Selected information related to the restructuring accruals for the three months ended June 30, 2025 and 2024 is as follows:
	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2025	$78	$	$32	$6	$—	$4	$120
Charges	8	104	1				113
Write-down of assets to net realizable value		(104)					(104)
Net cash paid, principally severance and related benefits	(46)		(2)	(1)		(1)	(50)
Other, including foreign exchange translation	7						7
Balance at June 30, 2025	$47	$—	$31	$5	$—	$3	$86

	Other Restructuring
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2024	$19	$—	$10	$29
Net cash paid, principally severance and related benefits	(4)		(1)	(5)
Balance at June 30, 2024	$15	$—	$9	$24

Selected information related to the restructuring accruals for the six months ended June 30, 2025 and 2024 is as follows:

Selected information related to the restructuring accruals for the six months ended June 30, 2025 and 2024 is as follows:
	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2025	$51	$—	$18	$7	$—	$4	$80
Charges	58	118	19				195
Write-down of assets to net realizable value		(118)					(118)
Net cash paid, principally severance and related benefits	(69)		(6)	(2)		(1)	(78)
Other, including foreign exchange translation	7						7
Balance at June 30, 2025	$47	$—	$31	$5	$—	$3	$86

	Other Restructuring
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2024	$27	$—	$12	$39
Net cash paid, principally severance and related benefits	(12)		(3)	(15)
Balance at June 30, 2024	$15	$—	$9	$24

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis.

As of June 30, 2025, the Company’s only major restructuring program was the Fit to Win initiative, which is expected to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses.  The Fit to Win initiative began in the second half of 2024 and is expected to last at least through 2026. Details regarding charges, payments and other changes to the Fit to Win restructuring accruals are presented in the table above. Management does not yet have an estimate for the total restructuring charges to be incurred with this program, however, the total charges are expected to be material. As of June 30, 2024, no major restructuring programs were in effect.

For the three and six months ended June 30, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $113 million (which included $104 million related to its decision to halt the MAGMA program) and $195 million, respectively, to Other expense, net in the Condensed Consolidated Results of Operations, of which all related to the Fit to Win program. For the three months ended June 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($50 million), Europe segment ($3 million) and Retained corporate costs and other ($60 million). For the six months ended June 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($56 million), Europe segment ($55 million) and Retained corporate costs and other ($84 million). As of June 30, 2025, the Company has incurred cumulative charges of approximately $396 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes their assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisals, where applicable) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded during the three and six months ended June 30, 2025, the remaining carrying value of the impaired assets was approximately $0.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2025 and 2024 are as follows:

	U.S.		Non-U.S.
	Three months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
Service cost	$1	$1	$2	$2
Interest cost	11	11	9	9
Expected asset return	(12)	(13)	(8)	(8)
Amortization of actuarial loss	3	3	2	3
Net periodic pension cost	$3	$2	$5	$6

The components of the net periodic pension cost for the six months ended June 30, 2025 and 2024 are as follows:

	U.S.		Non-U.S.
	Six months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service cost	$2	$2	$4	$4
Interest cost	22	22	17	18
Expected asset return	(25)	(26)	(15)	(16)
Amortization of actuarial loss	6	6	4	6
Net periodic pension cost	$5	$4	$10	$12

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

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, Germany, Indonesia, Italy, Peru, and the U.S. The years under examination range from 2004 through 2023. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows. Due to uncertainties regarding the ultimate resolution of income tax examinations, the Company is not able to reasonably estimate any tax assessments that may be settled at amounts in excess of established reserves in future periods, or the future periods in which any income tax payments to settle these provisions for income tax uncertainties.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business deductions. The legislation has multiple effective dates, with certain provisions effective in 2025. The Company is currently assessing its impact on its consolidated financial statements.

9. Debt

The following table summarizes the long-term debt of the Company at June 30, 2025, December 31, 2024, and June 30, 2024:

	June 30,	December 31,	June 30,
	2025	2024	2024
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$205	$—	$—
Term Loans:
Term Loan A	1,339	1,338	1,392
Senior Notes:
3.125%, due 2024 (€58 million at June 30, 2024)			62
5.375%, due 2025		17	17
2.875%, due 2025 (€176 million at December 31, 2024 and June 30, 2024)		183	188
6.625%, due 2027	610	609	609
6.250%, due 2028 (€600 million)	699	619	635
5.250%, due 2029 (€500 million)	580	514	527
4.750%, due 2030	397	397	397
7.250%, due 2031	683	683	682
7.375%, due 2032	296	296	296
Finance leases	186	195	189
Other	8	8	1
Total long-term debt	5,003	4,859	4,995
Less amounts due within one year	105	306	347
Long-term debt	$4,898	$4,553	$4,648

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

At June 30, 2025, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.34 billion outstanding balance at June 30, 2025, net of debt issuance costs). At June 30, 2025, the Company had unused credit of $1.04 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at June 30, 2025 was 6.08%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2025, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. In the first quarter of 2025, the 2.875% Senior Notes due 2025 were fully repaid.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at June 30, 2025 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
6.625%, due 2027	$612	100.26	$614
6.250%, due 2028 (€600 million)	704	103.40	728
5.250%, due 2029 (€500 million)	587	103.06	605
4.750%, due 2030	400	96.09	384
7.250%, due 2031	690	102.68	708
7.375%, due 2032	300	102.19	307

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

The Company has recorded aggregate accruals of approximately $38 million, $35 million and $33 million (undiscounted) as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation and monitoring costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows.  Other than related to the site discussed below, any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

As part of the above, from December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States have been engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the

United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. In the first quarter of 2025, the Company and the NPS reached a tentative settlement, and the Company expects to pay $16.5 million in the third quarter of 2025 to resolve this matter. As a result, the Company recorded a charge of approximately $4 million in the first quarter of 2025 to Other expense, net in the Condensed Consolidated Results of Operations to augment its previous accrual balance related to this matter.  The consent order between the parties was approved by the U.S. District Court in July 2025.

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

Similar to the Italian anti-competitive investigation discussed above, the Company is also being investigated by authorities in France and Ecuador for similar conduct in those countries. To date, neither the French nor Ecuadorian authorities have officially charged O-I’s businesses in those countries with any violations of competition law. With regard to the above, the Company is committed to compliance with laws in the jurisdictions it operates and maintains policies and procedures regarding competition law.  If the authorities in these countries find that the Company or any of its subsidiaries or joint ventures violated competition law, they could levy fines, which amounts could be material. At this stage, the Company is unable to predict the ultimate outcome of the investigations, and any potential loss cannot be estimated.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2025 and 2024 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2025	$2	$3,045	(679)	$660	$(1,914)	$135	$1,249
Reissuance of common stock (0.2 million shares)		(2)	5				3
Shares repurchased (0.9 million shares)		(10)					(10)
Stock compensation (0.1 million shares)		4					4
Net earnings (loss)				(5)		6	1
Other comprehensive income					129		129
Distributions to non-controlling interests						(8)	(8)
Balance on June 30, 2025	$2	$3,037	$(674)	$656	$(1,785)	$133	$1,369

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2024	$2	$3,081	$(690)	$854	$(1,560)	$139	$1,826
Reissuance of common stock (0.2 million shares)		(1)	5				4
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (1.9 million shares)		(1)					(1)
Net earnings				57		5	62
Other comprehensive loss					(234)	(7)	(241)
Other						(9)	(9)
Balance on June 30, 2024	$2	$3,069	$(685)	$911	$(1,794)	$128	$1,631

The activity in share owners’ equity for the six months ended June 30, 2025 and 2024 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2025	$2	$3,053	$(677)	$676	$(1,975)	$126	$1,205
Reissuance of common stock (0.4 million shares)		(4)	10				6
Shares repurchased (1.9 million shares)		(20)					(20)
Stock compensation (1.4 million shares)		8					8
Net earnings (loss)				(20)		10	(10)
Other comprehensive income					190	5	195
Distributions to non-controlling interests						(8)	(8)
Other			(7)				(7)
Balance on June 30, 2025	$2	$3,037	$(674)	$656	$(1,785)	$133	$1,369

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2024	$2	$3,086	$(681)	$782	$(1,580)	$135	$1,744
Reissuance of common stock (0.4 million shares)		(3)	10				7
Shares repurchased (1.3 million shares)		(20)					(20)
Stock compensation (1.9 million shares)		6					6
Net earnings				129		9	138
Other comprehensive loss					(214)	(7)	(221)
Distributions to non-controlling interests						(9)	(9)
Other			(14)				(14)
Balance on June 30, 2024	$2	$3,069	$(685)	$911	$(1,794)	$128	$1,631

During the three months ended June 30, 2025, the Company purchased 938,029 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $60 million remained available for purchases under this program as of June 30, 2025.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2025	2024	2024

Shares of common stock issued (including treasury shares)	184,985	184,851	187,083

Treasury shares	30,912	30,784	31,361

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2025 and 2024 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2025	$(1,343)	$(42)		$(529)		$(1,914)
Change before reclassifications	213	(83)		1		131
Amounts reclassified from accumulated other comprehensive income (loss)		3	(a)	5	(b)	8
Translation effect				(12)		(12)
Tax effect		3		(1)		2
Other comprehensive loss attributable to the Company	213	(77)		(7)		129
Balance on June 30, 2025	$(1,130)	$(119)		$(536)		$(1,785)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2024	$(944)	$(34)		$(582)		$(1,560)
Change before reclassifications	(250)	14				(236)
Amounts reclassified from accumulated other comprehensive income (loss)		(2)	(a)	6	(b)	4
Translation effect		(1)		1		—
Tax effect		(1)		(1)		(2)
Other comprehensive income (loss) attributable to the Company	(250)	10		6		(234)
Balance on June 30, 2024	$(1,194)	$(24)		$(576)		$(1,794)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2025	$(1,435)	$(14)		$(526)		$(1,975)
Change before reclassifications	305	(111)		(1)		193
Amounts reclassified from accumulated other comprehensive income (loss)		6	(a)	10	(b)	16
Translation effect				(18)		(18)
Tax effect				(1)		(1)
Other comprehensive income (loss) attributable to the Company	305	(105)		(10)		190
Balance on June 30, 2025	$(1,130)	$(119)		$(536)		$(1,785)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2024	$(949)	$(43)		$(588)		$(1,580)
Change before reclassifications	(245)	22		(1)		(224)
Amounts reclassified from accumulated other comprehensive income (loss)		(3)	(a)	12	(b)	9
Translation effect				2		2
Tax effect				(1)		(1)
Other comprehensive income (loss) attributable to the Company	(245)	19		12		(214)
Balance on June 30, 2024	$(1,194)	$(24)		$(576)		$(1,794)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Expense, Net

Other expense, net for the three and six months ended June 30, 2025 and 2024 included the following:

	Three months ended June 30,			Six months ended June 30,
	2025	2024		2025	2024
Restructuring, asset impairment and other charges	$(108)	$		$(191)	$
Legacy environmental charge (see Note 10)			(10)	(4)		(10)
Gain on sale of miscellaneous assets				6
Intangible amortization expense	(7)		(7)	(13)		(15)
Foreign currency exchange loss	(3)			(3)		(3)
Royalty income	5		6	10		12
Other income (expense)	(5)		(1)	(5)		1
Other expense, net	$(118)		$(12)	$(200)		$(15)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Numerator:
Net earnings (loss) attributable to the Company	$(5)	$57
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,993	155,280
Effect of dilutive securities:
Stock options and other		2,102
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	153,993	157,382
Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.03)	$0.37
Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.03)	$0.36

The diluted earnings (loss) per share computation for the three months ended June 30, 2025 and 2024 excludes 371,732 and 1,422,689 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the three months ended June 30, 2025, diluted loss per share of common stock was equal to basic loss per share of common stock due to the net loss attributable to the Company.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Numerator:
Net earnings (loss) attributable to the Company	$(20)	$129
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,851	154,777
Effect of dilutive securities:
Stock options and other		3,148
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	153,851	157,925
Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.13)	$0.83
Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.13)	$0.81

The diluted earnings (loss) per share computation for the six months ended June 30, 2025 and 2024 excludes 537,764 and 1,021,851 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the six months ended June 30, 2025, diluted loss per share of common stock was equal to basic loss per share of common stock due to the net loss attributable to the Company.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Six months ended June 30,
	2025	2024
U.S.	$7	$5
Non-U.S.	43	94
Total income taxes paid in cash	$50	$99

Interest paid in cash for the six months ended June 30, 2025 and 2024 was $178 million and $188 million, respectively.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheets. At June 30, 2025, December 31, 2024 and June 30, 2024, the total amount of trade receivables sold by the Company was $544 million, $535 million, and $632 million, respectively. These amounts included $201 million, $155 million and $252 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

The Company’s use of its accounts receivable factoring programs resulted in an increase to cash provided by operating activities of approximately $9 million and $90 million for the six months ended June 30, 2025 and June 30,

2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded expenses related to these factoring programs of approximately $9 million and $13 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Condensed Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of June 30, 2025, December 31, 2024 and June 30, 2024, the Company had approximately $121 million, $82 million, and $91 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

The Company’s outstanding obligations under the SCF Program are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Confirmed obligations outstanding at the beginning of the period	$68	$94	$82	$114
Invoices confirmed during the period	89	101	167	201
Confirmed invoices paid during the period	(36)	(104)	(128)	(224)
Confirmed obligations outstanding at the end of the period	$121	$91	$121	$91

16. Subsequent Events

In late July 2025, the Company finalized its plans for the indefinite suspension of operations of one furnace and the closure of one plant in its Americas segment. These actions are part of the Company’s Fit to Win initiative to reduce redundant capacity and begin to optimize its network.  Additional furnace closures and other restructuring actions are expected later in 2025.

These capacity closures in the Americas segment are expected to occur on or after August 1, 2025. Current customers of the plants impacted by the closures will be served by other Americas plants in the Company’s network. Subject to finalization of certain estimates, the Company expects to record charges associated with these closures of approximately $45 million in the third quarter of 2025.  Major components of the charges include approximately $35 million for impairment of plant-related assets, such as the closed furnaces and related machinery, and $10 million for one-time employee separation benefits and other costs related to the closures (of which approximately $10 million relates to future cash expenditures).

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

Financial information for the three and six months ended June 30, 2025 and 2024 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Sales:
Americas	$943	$899	$1,816	$1,753
Europe	741	802	1,407	1,511
Reportable segment totals	1,684	1,701	3,223	3,264
Other	22	28	50	58
Net Sales	$1,706	$1,729	$3,273	$3,322

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net earnings (loss) attributable to the Company	$(5)	$57	$(20)	$129
Net earnings attributable to non-controlling interests	6	5	10	9
Net earnings (loss)	1	62	(10)	138
Provision for income taxes	6	42	36	83
Earnings before income taxes	7	104	26	221
Items excluded from segment operating profit:
Retained corporate costs and other	25	32	53	72
Restructuring, asset impairment and other charges	108		191
Legacy environmental charge		10	4	10
Gain on sale of miscellaneous assets			(6)
Interest expense, net	85	87	166	165
Segment operating profit	$225	$233	$434	$468

Americas	135	106	276	208
Europe	90	127	158	260
Reportable segment totals	$225	$233	$434	$468

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2025 and 2024

Net sales in the second quarter of 2025 decreased $23 million, or 1%, compared to the prior year period, primarily due to lower average selling prices and sales volumes, partially offset by the impact from favorable foreign currency translation.

Earnings before income taxes were $97 million lower in the second quarter of 2025 compared to the same period in 2024. This decrease was primarily due to higher restructuring, asset impairment and other charges and lower segment operating profit, partially offset by lower interest expense and retained corporate and other costs.

Segment operating profit for reportable segments in the second quarter of 2025 was $8 million lower compared to the prior year period, primarily due to lower net prices (net of cost inflation) and sales volumes, partially offset by lower operating costs. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiative, partially offset by temporary curtailments of production volumes, primarily in Europe, to balance supply and demand and reduce inventory levels.

Net interest expense for the second quarter of 2025 decreased $2 million compared to the same period in 2024, primarily due to lower note repurchase premiums, write-offs of deferred finance fees and related charges.

For the second quarter of 2025, the Company recorded a net loss attributable to the Company of $5 million, or $0.03 per share, compared to net earnings attributable to the Company of $57 million, or $0.36 per share (diluted), in the second quarter of 2024. As discussed below, net loss attributable to the Company in the second quarter of 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments. These items increased net loss attributable to the Company by $86 million, or $0.56 per share, in the second quarter of 2025 and decreased net earnings attributable to the Company by $12 million, or $0.08 per share, in the second quarter of 2024.

Results of Operations — Second Quarter of 2025 Compared with Second Quarter of 2024

Net Sales

The Company’s net sales in the second quarter of 2025 were $1,706 million compared with $1,729 million in the second quarter of 2024, a decrease of $23 million, or 1%. Average selling prices declined, which decreased net sales by $19 million in the second quarter of 2025. Glass container shipments, in tons, decreased approximately 3% in the second quarter of 2025, which decreased net sales by approximately $26 million compared to the same period in the prior year. This decline in shipments was impacted by soft consumer consumption and generally unfavorable weather across much of the Northern Hemisphere. Favorable foreign currency exchange rates increased net sales by $28 million in the second quarter of 2025 compared to the same period in the prior year. Other sales were approximately $6 million lower in the second quarter of 2025 than in the same period in the prior year, driven by lower machine part sales and lower shipments in Asia Pacific.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2024		$1,701
Price	$(19)
Sales volume and mix	(26)
Effects of changing foreign currency rates	28
Total effect on reportable segment net sales		(17)
Reportable segment net sales - 2025		$1,684

Americas: Net sales in the Americas in the second quarter of 2025 were $943 million compared to $899 million in the second quarter of 2024, an increase of $44 million, or 5%. Higher selling prices in the region increased net sales by $22 million in the second quarter of 2025, driven by the pass through of higher cost inflation. Glass container shipments in the region were up approximately 4% in the second quarter of 2025 compared to the same period in the prior year, which increased net sales by approximately $50 million. The segment experienced strong shipments to beer and spirits customers. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $28 million in the second quarter of 2025 compared to the same period in the prior year, as the Brazilian Real, Mexican Peso and Colombian Peso weakened compared to the U.S. dollar.

Europe: Net sales in Europe in the second quarter of 2025 were $741 million compared to $802 million in the second quarter of 2024, a decrease of $61 million, or 8%. Lower average selling prices in Europe decreased net sales by $41 million in the second quarter of 2025. Glass container shipments decreased by approximately 9% in the second quarter of 2025 with lower shipments to beer, wine and spirits customers, and this decreased net sales by approximately $76 million compared to the same period in the prior year. The Company believes that second quarter 2025 sales were adversely impacted by the following factors: a supplier-related delay at a major plant reconfiguration project which is now ramping up; some increased beer and wine shipments in the first quarter of 2025, likely in response to trade policy uncertainty; and macroeconomic uncertainty and unfavorable weather conditions. Favorable effects of foreign currency exchange rate changes increased net sales by $56 million in the second quarter of 2025 compared to the same period in the prior year, as the Euro strengthened compared to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $7 million in the second quarter of 2025 compared to $104 million in the second quarter of 2024, a decrease of $97 million.  This decrease was due to higher restructuring, asset impairment and other charges and lower segment operating profit, partially offset by lower interest expense and retained corporate and other costs.

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

Segment operating profit of reportable segments in the second quarter of 2025 was $225 million, compared to $233 million in the second quarter of 2024, a decrease of $8 million, or 3%. This decrease was primarily due to lower net prices (net of cost inflation) and sales volumes. Operating costs were favorably impacted by $63 million of benefits from the Company’s Fit to Win initiative, partially offset by approximately $32 million related to temporary curtailments of production volumes, primarily in Europe, to balance supply and demand and reduce inventory levels and other costs.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2024		$233
Net price (net of cost inflation)	$(31)
Sales volume and mix	(8)
Operating costs	31
Effects of changing foreign currency rates	—
Total net effect on reportable segment operating profit		(8)
Reportable segment operating profit - 2025		$225

Americas: Segment operating profit in the Americas in the second quarter of 2025 was $135 million, compared to $106 million in the second quarter of 2024, an increase of $29 million, or 27%. The impact of higher shipments discussed above resulted in a $10 million increase to segment operating profit in the second quarter of 2025 compared to the second quarter of 2024. Higher cost inflation exceeded higher selling prices and resulted in a $7 million decrease to segment operating profit in the second quarter of 2025. The effects of foreign currency exchange rates decreased segment operating profit by $9 million in the second quarter of 2025.

In addition, operating costs in the second quarter of 2025 were $35 million lower than in the same period in the prior year, primarily due to approximately $29 million of benefits from the Company’s Fit To Win initiative (exceeding management’s expectations).

Europe: Segment operating profit in Europe in the second quarter of 2025 was $90 million compared to $127 million in the second quarter of 2024, a decrease of $37 million, or 29%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $24 million in the second quarter of 2025 compared to the same period in the prior year due to elevated competitive pressures. The impact of lower shipments discussed above decreased segment operating profit by approximately $18 million. Operating costs in the second quarter of 2025 were $4 million higher than in the same period in the prior year, primarily driven by approximately $38 million from the impact of temporary production curtailments to balance supply and demand and reduce inventory levels. Partially offsetting these higher costs in the second quarter of 2025 were approximately $34 million of benefits from the Fit to Win initiative (exceeding management’s expectations). The effects of foreign currency exchange rates increased segment operating profit by $9 million in the second quarter of 2025.

In addition, the ongoing conflict between Russia and Ukraine has caused a significant change in the global gas market, resulting in a shift toward liquified natural gas.  This transition has increased volatility in the market, as countries have diversified their energy sources and reduced dependance on Russian natural gas supplies. The Company’s European operations typically purchase natural gas under mid- to long-term supply arrangements with terms that range from one to three years and, through these agreements, typically agree on a portion of the price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have coverage of at least 40% of its expected total energy use for the year ahead, where possible. However, the Company’s coverage for its expected European natural gas requirements in 2026 is currently below this level as of June 30, 2025. The Company intends to reach this level by the end of 2025. The current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions, government mandated curtailments or government imposed allocations, tariffs or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it may be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. Depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the second quarter of 2025 was $85 million compared to $87 million in the second quarter of 2024, primarily due to lower note repurchase premiums, write-offs of deferred finance fees and related charges.

Provision for Income Taxes

The Company’s effective tax rate from operations for the second quarter of 2025 was 85.7% compared to 40.4% for the second quarter of 2024.  The effective tax rate for the second quarter of 2025 differed from the second quarter of 2024 due to a net unfavorable tax rate on restructuring and asset impairment charges, a benefit from a European investment tax incentive and a change in the mix of geographic earnings.

Net Earnings (Loss) Attributable to the Company

For the second quarter of 2025, the Company recorded a net loss attributable to the Company of $5 million, or $0.03 per share, compared to net earnings attributable to the Company of $57 million, or $0.36 per share (diluted), in the second quarter of 2024. Net loss and net earnings attributable to the Company in the second quarter of 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2025	2024
Restructuring, asset impairment and other charges	$(108)	$
Legacy environmental charge			(10)
Charges for note repurchase premiums and write-off of deferred finance fees and related charges			(2)
European investment tax incentive	22
Total	$(86)		$(12)

Executive Overview — Six months ended June 30, 2025 and 2024

Net sales for the first six months of 2025 decreased $49 million, or 2%, compared to the same period in the prior year, primarily due to the impact from unfavorable foreign currency translation and lower average selling prices, partially offset by slightly higher sales volumes and favorable mix.

Earnings before income taxes were $195 million lower in the first six months of 2025 compared to the same period in 2024. This decrease was primarily due to higher restructuring, asset impairment and other charges, lower segment operating profit and slightly higher interest expense, partially offset by lower retained corporate and other costs.

Segment operating profit for reportable segments in the first half of 2025 was $34 million lower compared to the prior year period, primarily due to lower net prices (net of cost inflation), partially offset by the impact of slightly higher sales volumes and favorable mix and lower operating costs. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiative, partially offset by temporary curtailments of production volumes, primarily in Europe, to balance supply and demand and reduce inventory levels.

Net interest expense for the first six months of 2025 increased $1 million compared to the same period in 2024, primarily due to the unfavorable effect of foreign currency exchange rates, partially offset by $2 million in lower note repurchase premiums, write-offs of deferred finance fees and related charges.

For the first six months of 2025, the Company recorded a net loss attributable to the Company of $20 million, or $0.13 per share, compared to net earnings attributable to the Company of $129 million, or $0.81 per share (diluted), for the first six months of 2024. As discussed below, net loss or earnings attributable to the Company in the first six months of 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments. These items increased net loss attributable to the Company by $165 million, or $1.06 per share, in the first six months of 2025 and decreased net earnings attributable to the Company by $12 million, or $0.08 per share, in the first six months of 2024.

Results of Operations — First Six Months of 2025 Compared with First Six Months of 2024

Net Sales

The Company’s net sales in the first half of 2025 were $3,273 million compared with $3,322 million in the first half of 2024, a decrease of $49 million, or 2%. Average selling prices declined, which decreased net sales by $35 million for the first six months of 2025. Glass container shipments, in tons, were up nearly 1% and mix was more favorable for the first six months of 2025, which increased net sales by approximately $40 million compared to the same period in the prior year. Unfavorable foreign currency exchange rates decreased net sales by $46 million in the first half of 2025 compared to the same period in the prior year. Other sales were approximately $8 million lower for the first six months of 2025 than in the same period in the prior year, driven by lower machine part sales.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2024		$3,264
Price	$(35)
Sales volume and mix	40
Effects of changing foreign currency rates	(46)
Total effect on reportable segment net sales		(41)
Reportable segment net sales - 2025		$3,223

Americas: Net sales in the Americas in the first six months of 2025 were $1,816 million compared to $1,753 million in the first six months of 2024, an increase of $63 million, or 4%. Higher selling prices in the region increased net sales by $52 million in the first half of 2025, driven by the pass through of higher cost inflation. Glass container shipments in the region were up more than 4% in the first six months of 2025 compared to the same period in the prior year, which increased net sales by approximately $98 million. The segment experienced higher shipments to beer, food and spirits customers. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $87 million in the first half of 2025 compared to the same period in the prior year, as the Brazilian Real, Mexican Peso and Colombian Peso weakened compared to the U.S. dollar.

Europe: Net sales in Europe in the first six months of 2025 were $1,407 million compared to $1,511 million in the first six months of 2024, a decrease of $104 million, or 7%. Lower average selling prices in Europe decreased net sales by $87 million in the first half of 2025. Glass container shipments decreased by approximately 3% in the first six months of 2025 with lower shipments to beer, wine and spirits customers in the first half of 2025, and this decreased net sales by approximately $58 million compared to the same period in the prior year. The Company believes that sales in the first six months of 2025 were adversely impacted by the following factors: a supplier-related delay at a major plant reconfiguration project which is now ramping up, macroeconomic uncertainty and unfavorable weather conditions. Favorable effects of foreign currency exchange rate changes increased net sales by $41 million in the first half of 2025 compared to the same period in the prior year, as the Euro strengthened compared to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $26 million in the first six months of 2025 compared to $221 million in the first six months of 2024, a decrease of $195 million.  This decrease was due to higher restructuring, asset impairment and other charges, lower segment operating profit, partially offset by lower retained corporate and other costs.

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

Segment operating profit of reportable segments in the first half of 2025 was $434 million, compared to $468 million in the first half of 2024, a decrease of $34 million, or 7%. This decrease was primarily due to lower net prices (net of cost inflation), partially offset by the impact of slightly higher sales volumes and favorable mix and lower operating costs. Operating costs were favorably impacted by approximately $110 million of benefits from the Company’s Fit to Win initiative and $7 million from the settlement of an insurance claim in the Americas, partially offset by approximately $86 million related to temporary curtailments of production volumes, primarily in Europe, to balance supply and demand and reduce inventory levels. Unfavorable foreign currency exchange rates decreased segment operating profit by $4 million in the first half of 2025 compared to the same period in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2024		$468
Net price (net of cost inflation)	$(70)
Sales volume and mix	9
Operating costs	31
Effects of changing foreign currency rates	(4)
Total net effect on reportable segment operating profit		(34)
Reportable segment operating profit - 2025		$434

Americas: Segment operating profit in the Americas in the first six months of 2025 was $276 million, compared to $208 million in the first six months of 2024, an increase of $68 million, or 33%. The impact of higher shipments discussed above resulted in a $21 million increase to segment operating profit in the first six months of 2025 compared to the same period in the prior year. Higher cost inflation exceeded higher selling prices and resulted in a $8 million decrease to segment operating profit in the first half of 2025. The effects of foreign currency exchange rates decreased segment operating profit by $11 million in the first half of 2025.

In addition, operating costs in the first half of 2025 were $66 million lower than in the same period in the prior year, primarily due to approximately $56 million in savings from the Company’s Fit To Win initiative (exceeding management’s expectations). Operating costs were also favorably impacted by approximately $7 million from the settlement of an insurance claim.

In late July 2025, the Company finalized its plans for the indefinite suspension of operations of one furnace and the closure of one plant in its Americas segment. The Company will continue to monitor business trends and consider whether any additional temporary downtime or permanent capacity closures in the Americas will be necessary in 2025 to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in the first six months of 2025 was $158 million compared to $260 million in the first six months of 2024, a decrease of $102 million, or 39%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $62 million in the first half of 2025 compared to the same period in the prior year due to elevated competitive pressures. Operating costs in the first six months of 2025 were $35 million higher than in the same period in the prior year, driven by approximately $89 million from the impact of temporary production curtailments to balance supply and demand and reduce inventory levels and other costs. Partially offsetting these higher costs in the first half of 2025 were approximately $54 million of benefits from the Fit to Win initiative (exceeding management’s expectations). The impact of lower shipments discussed above decreased segment operating profit by approximately $12 million. The effects of foreign currency exchange rates increased segment operating profit by $7 million in the first half of 2025.

In the first six months of 2025, the Company also announced the permanent closure of a plant and the elimination of a number of selling, general and administrative positions in Europe in connection with its Fit to Win initiative. Additional indefinite or permanent capacity closures and job eliminations in Europe may be necessary in 2025 to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

In addition, the ongoing conflict between Russia and Ukraine has caused a significant change in the global gas market, resulting in a shift toward liquified natural gas.  This transition has increased volatility in the market, as countries have diversified their energy sources and reduced dependance on Russian natural gas supplies. The Company’s European operations typically purchase natural gas under mid- to long-term supply arrangements with terms that range from one to three years and, through these agreements, typically agree on a portion of the price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. The Company’s energy risk management approach is to have coverage of at least 40% of its expected total energy use for the year ahead, where possible. However, the Company’s coverage for its expected European natural gas requirements in 2026 is currently below this level as of June 30, 2025. The Company intends to reach this level by the end of 2025. The current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions, government mandated curtailments or government imposed allocations, tariffs or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it may be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. Depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the first six months of 2025 was $166 million compared to $165 million in the first six months of 2024. This increase was primarily due to the unfavorable effect of foreign currency exchange rates, partially offset by $2 million in lower note repurchase premiums, write-offs of deferred finance fees and related charges.

Provision for Income Taxes

The Company’s effective tax rate from operations for the six months ended June 30, 2025 was 138.5% compared to 37.6% for the six months ended June 30, 2024.  The effective tax rate for the first half of 2025 differed from the first half of 2024 due to a net unfavorable tax rate on restructuring charges, a benefit from a European investment tax incentive and a change in the mix of geographic earnings.

Net Earnings (Loss) Attributable to the Company

For the first six months of 2025, the Company recorded a net loss attributable to the Company of $20 million, or $0.13 per share, compared to net earnings attributable to the Company of $129 million, or $0.81 per share (diluted), in the first six months of 2024. Net loss and net earnings attributable to the Company in the first six months of 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2025	2024
Restructuring, asset impairment and other charges	$(191)	$
Legacy environmental charge	(4)		(10)
Gain on sale of miscellaneous assets	6
Charges for note repurchase premiums and write-off of deferred finance fees and related charges			(2)
European investment tax incentive	22
Net benefit for income tax on items above	2
Total	$(165)		$(12)

Research, Development and Engineering

In the second quarter of 2025, the Company revised its approach regarding the use of research, development and engineering activities from those reported in its 2024 Form 10-K. Following a comprehensive evaluation, the Company has decided to halt further MAGMA development and operations. The Company concluded that the MAGMA program had not met the operational and financial thresholds required. As a result of the decision to halt the MAGMA program, the Company has recorded approximately $104 million of restructuring, asset impairment and other charges in the second quarter of 2025.

In addition, future spending on research, development and engineering activities is expected to significantly decline given the decision to halt further MAGMA development and operations. The Company intends to continue with its plans to roll out ULTRA, its proprietary technology which seeks to reduce the weight of its glass containers by up to 30%, and expects to work closely with select third-party vendors in a strategic way to assist with future research, development and engineering needs for those projects in which additional resources or expertise are needed.

Forward-Looking Operational and Financial Information

●	The Company is maintaining its cautious commercial outlook and guidance for stable sales volumes in 2025 compared to 2024 levels given uncertainty around tariffs which could affect future demand. For the month of July 2025, the Company’s global shipments were down by a mid-single digit percentage compared to the month of July 2024, reflecting continued soft conditions and the rephasing of some specific customer order activity and the delayed ramp up of the Company’s plant reconfiguration project in Europe. Year-to-date through July 2025, shipments were flat compared to the same period in the prior year and reflected softer demand recently amid uncertainty of new tariff policies.
●	Net price (net of cost inflation) is expected to be a headwind again in 2025 due to competitive pressures in Europe.
●	Management anticipates generating at least $250 million of Fit To Win benefits in 2025. On a cumulative basis, the Company expects at least $650 million of Fit To Win benefits through 2027 (with 2024 as a baseline).
●	Cash provided by operating activities is expected to approximate $600 million for 2025. Capital expenditures in 2025 are expected to range between approximately $400 million and $450 million.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2025 were $25 million compared to $32 million in the second quarter of 2024 and were $53 million in the first six months of 2025 compared to $72 million for the same period in 2024. These costs decreased in the second quarter and first six months of 2025, driven by approximately $21 million and $35 million, respectively, of benefits from the Company’s Fit To Win initiative (exceeding management’s expectations), partially offset by other costs including higher management incentives.

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

Restructuring, Asset Impairment and Other Charges

For the three and six months ended June 30, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $108 million (which included $104 million related to its decision to halt the MAGMA program) and $191 million, respectively, to Other expense, net in the Condensed Consolidated Results of Operations, primarily related to the Fit to Win program. For the three months ended June 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($45 million), Europe segment ($3 million) and Retained corporate costs and other ($60 million). For the six months ended June 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($52 million), Europe segment ($55 million) and Retained corporate costs and other ($84 million). As of June 30, 2025, the Company has incurred cumulative charges of approximately $396 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes their assessment to reduce redundant production capacity and streamline costs.

The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

Legacy Environmental Charge

From December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States have been engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. In the first quarter of 2025, the Company and the NPS reached a tentative settlement, and the Company expects to pay $16.5 million in the third quarter of 2025 to resolve this matter. As a result, the Company recorded a charge of approximately $4 million in the first quarter of 2025 to Other expense, net in the Condensed Consolidated Results of Operations to augment its previous approximate $12.5 million accrual balance related to this matter.  The Company recorded a charge of $10 million in the second quarter of 2024 related to this matter.

Gain on Sale of Miscellaneous Assets

In the first quarter of 2025, the Company recorded a pre-tax gain of approximately $6 million on the sale of land and buildings of a previously closed plant in the Americas.

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

At June 30, 2025, the Credit Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $1.45 billion in term loan A facilities ($1.34 billion outstanding balance at June 30, 2025, net of debt issuance costs). At June 30, 2025, the Company had unused credit of $1.04 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at June 30, 2025 was 6.08%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the Company could not request additional borrowings under the revolving facilities, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement. If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2025, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2024, the Company repurchased €323.4 million aggregate principal amount of the outstanding 2.875% Senior Notes due 2025 pursuant to a tender offer and redeemed $300 million aggregate principal amount of the outstanding 6.375% Senior Notes due 2025. The repurchase and redemption were funded with the proceeds from the May 2024 senior notes issuances described above. The Company recorded approximately $2 million of additional interest charges related to the senior note repurchases conducted in the second quarter of 2024 for note repurchase premiums and the write-off of unamortized finance fees. In the first quarter of 2025, the 2.875% Senior Notes due 2025 were fully repaid.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at June 30, 2025 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

Operating activities: Cash utilized in operating activities was $16 million and $20 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in cash utilized in operating activities in the first six months of 2025 was primarily due to a lower use of working capital, partially offset by lower net income and higher cash paid for restructuring activities than in the same period in 2024.

Working capital was a use of cash of $335 million in the first six months of 2025, compared to a use of cash of $439 million in the same period in 2024. The reduction in working capital as a use of cash for the six months ended June 30, 2025 reflects lower inventory levels compared to the same period in the prior year. The Company’s use of its accounts receivable factoring programs resulted in a increase to cash provided by operating activities of approximately $9 million and $90 million for the six months ended June 30, 2025 and 2024, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of June 30, 2025 were comparable to June 30, 2024.

Investing activities: Cash utilized in investing activities was $221 million and $380 million for the six months ended June 30, 2025 and 2024, respectively. Capital spending for property, plant and equipment was $239 million during the first six months of 2025, compared to $373 million in the same period in 2024, reflecting lower spending as the Company was constructing a new plant in Bowling Green, Kentucky and several other expansion projects in 2024 that did not reoccur in the first half of 2025. The Company estimates that its full year 2025 capital expenditures is expected to range between approximately $400 million and $450 million. Net cash proceeds on the sale of miscellaneous assets was $18 million and $6 million, for the six months ended June 30, 2025 and 2024, respectively, reflecting higher proceeds on the sale of land and buildings of a previously closed plant in the Americas.

Financing activities: Cash utilized in financing activities was $47 million and cash provided by financing activities was $180 million for the six months ended June 30, 2025 and 2024, respectively. Financing activities included additions to long-term debt of $680 million and $1,096 million for the six-month periods ended June 30, 2025 and 2024, respectively. Financing activities included repayments of long-term debt of $698 million and $917 million for the six-month periods ended June 30, 2025 and 2024, respectively. Short-term loans increased by $12 million and $54 million for the six months ended June 30, 2025 and 2024, respectively. During each of the six-month periods ended June 30, 2025 and 2024, the Company repurchased $20 million of its common stock.

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

There have been no other material changes in critical accounting estimates at June 30, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to achieve expected benefits from cost management, efficiency improvements, and profitability initiatives, such as its Fit to Win program, including expected impacts from production curtailments, reduction in force and furnace closures, (2) the general political, economic, legal and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade policies and disputes, financial market conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates, changes in laws or policies, legal proceedings involving the Company, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (3) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (4) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (5) changes in consumer preferences or customer inventory management practices, (6) the continuing consolidation of the Company’s customer base, (7) impacts from the Company’s decision to halt further MAGMA development and operations, (8) unanticipated supply chain and operational disruptions, including higher capital spending, (9) seasonality of customer demand, (10) the failure of the

Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (11) labor shortages, labor cost increases or strikes, (12) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (13) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (14) any increases in the underfunded status of the Company’s pension plans, (15) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the company or its third-party service providers, (16) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (17) risks associated with operating in foreign countries, (18) foreign currency fluctuations relative to the U.S. dollar, (19) changes in tax laws or global trade policies, (20) the Company’s ability to comply with various environmental legal requirements, (21) risks related to recycling and recycled content laws and regulations, (22) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders, and the other risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  Except as disclosed in Note 10 to the Condensed Consolidated Financial Statements, no such proceedings were pending or contemplated as of June 30, 2025.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in risk factors at June 30, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Beginning in 2024, the Company commenced a strategic review of its global profitability and manufacturing footprint, known as its Fit to Win initiative. This initiative is focused on the reduction of redundant production capacity and the optimization of its network, as well as streamlining other costs, such as selling, general and administrative expenses.  In connection with the Fit to Win initiative, in the second quarter of 2025, the Company decided to halt further MAGMA development and operations. With the halt of the MAGMA program, the Company’s Fit to Win initiative is now intended to be the primary program to drive higher output at lower operating costs. The Fit to Win initiative is currently expected to last at least through 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2025, the Company purchased 938,029 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $60 million remained available for purchases under this program as of June 30, 2025. The share repurchase program has no expiration date. The following table provides information about the Company’s purchases of its common stock during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30, 2025	938	10.64	938	60
May 1 - May 31, 2025				60
June 1 - June 30, 2025				60
Total	938	10.64	938

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit 10.1*

O-I Glass, Inc. Fifth Amended and Restated 2017 Incentive Award Plan (filed as Appendix B to O-I Glass, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 1, 2025, File No. 1-9576, and incorporated herein by reference)

Exhibit 10.2*	Form of Director Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Fifth Amended and Restated 2017 Incentive Award Plan.

Exhibit 10.3*	Form of Employee Performance Stock Unit Agreement for use under the O-I Glass, Inc. Fifth Amended and Restated 2017 Incentive Award Plan.

Exhibit 10.4*	Form of Employee Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Fifth Amended and Restated 2017 Incentive Award Plan.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarterly period ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	July 30, 2025	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer