Form 10-Q
period 2025-09-30
O-I Glass, Inc. /DE/
filed 2025-11-05
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2025

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of September 30, 2025 was 153,594,510.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$1,653	$1,679	$4,926	$5,002
Cost of goods sold	(1,353)	(1,464)	(4,047)	(4,165)

Gross profit	300	215	879	837

Selling and administrative expense	(105)	(103)	(318)	(337)
Research, development and engineering expense	(8)	(20)	(33)	(62)
Interest expense, net	(91)	(87)	(257)	(252)
Equity earnings	31	20	82	75
Other expense, net	(69)	(82)	(270)	(98)

Earnings (loss) before income taxes	58	(57)	83	163
Provision for income taxes	(21)	(19)	(57)	(102)

Net earnings (loss)	37	(76)	26	61
Net earnings attributable to non-controlling interests	(7)	(4)	(17)	(13)
Net earnings (loss) attributable to the Company	$30	$(80)	$9	$48

Basic earnings per share:
Net earnings (loss) attributable to the Company	$0.19	$(0.52)	$0.06	$0.31
Weighted average shares outstanding (thousands)	153,571	154,619	153,757	154,724

Diluted earnings per share:
Net earnings (loss) attributable to the Company	$0.19	$(0.52)	$0.06	$0.31
Weighted average diluted shares outstanding (thousands)	155,215	154,619	155,406	157,537

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net earnings (loss)	$37	$(76)	$26	$61
Other comprehensive income (loss):
Foreign currency translation adjustments	63	(41)	373	(293)
Pension and other postretirement benefit adjustments, net of tax	8	(7)	(2)	5
Change in fair value of derivative instruments, net of tax	(1)	(20)	(106)	(1)
Other comprehensive income (loss)	70	(68)	265	(289)
Total comprehensive income (loss)	107	(144)	291	(228)
Comprehensive income attributable to non-controlling interests	(12)	(5)	(27)	(7)
Comprehensive income (loss) attributable to the Company	$95	$(149)	$264	$(235)

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,	September 30,
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	$556	$734	$755
Trade receivables, net of allowance of $32 million, $30 million, and $32 million at September 30, 2025, December 31, 2024 and September 30, 2024	891	572	794
Inventories	982	963	1,050
Prepaid expenses and other current assets	231	209	223
Total current assets	2,660	2,478	2,822

Property, plant and equipment, net	3,441	3,296	3,498
Goodwill	1,480	1,321	1,408
Intangibles, net	193	198	210
Other assets	1,484	1,361	1,434
Total assets	$9,258	$8,654	$9,372

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,081	$1,142	$1,092
Short-term loans and long-term debt due within one year	170	416	537
Other liabilities	742	602	663
Total current liabilities	1,993	2,160	2,292

Long-term debt	4,946	4,553	4,709
Other long-term liabilities	849	736	890
Share owners' equity	1,470	1,205	1,481
Total liabilities and share owners’ equity	$9,258	$8,654	$9,372

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$26	$61
Non-cash charges (credits)
Depreciation and amortization	361	377
Deferred tax benefit	(36)	(13)
Pension expense	23	24
Stock-based compensation expense	12	9
Restructuring, asset impairment and related charges	255	83
Legacy environmental charge	4	11
Gain on sale of miscellaneous assets	(7)	(1)
Cash payments
Pension contributions	(25)	(13)
Cash paid for restructuring activities	(109)	(24)
Legacy environmental settlement paid	(17)
Change in components of working capital	(238)	(359)
Other, net (a)	(51)	16
Cash provided by operating activities	198	171
Cash flows from investing activities:
Cash payments for property, plant and equipment	(339)	(509)
Contributions and advances to joint ventures		(1)
Net cash proceeds on sale of misc. assets	26	19
Net cash payments from hedging activities	4	(15)
Cash utilized in investing activities	(309)	(506)
Cash flows from financing activities:
Additions to long-term debt	2,302	1,096
Repayments of long-term debt	(2,333)	(923)
Increase in short-term loans	10	77
Payment of finance fees	(12)	(13)
Shares repurchased	(30)	(30)
Net cash payments for hedging activity	(23)
Distributions to non-controlling interests	(10)	(9)
Other, net(b)	(7)	(14)
Cash provided by (utilized in) financing activities	(103)	184
Effect of exchange rate fluctuations on cash	36	(7)
Change in cash	(178)	(158)
Cash at beginning of period	734	913
Cash at end of period	$556	$755

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.
(b)	Other, net includes share settlement activity.

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

Financial information for the three months ended September 30, 2025 and 2024 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings (loss) before income taxes:

	Three months ended September 30,
	2025			2024
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$940	$688	$1,628	$940	$706	$1,646
Other			25			33
Net Sales			1,653			$1,679
Less:
Cost of goods sold	771	558		822	613
Selling, administrative, engineering and research and development expenses	44	42		43	42
Equity earnings	(24)	(7)		(15)	(5)
Other segment expenses (income)	9			2
Segment operating profit	$140	$95	$235	$88	$56	$144
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(26)			(31)
Restructuring, asset impairment and other charges			(61)			(83)
Legacy environmental charge						(1)
Gain on sale of miscellaneous assets			1			1
Interest expense, net			(91)			(87)
Earnings (loss) before income taxes			$58			$(57)

Financial information for the nine months ended September 30, 2025 and 2024 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings before income taxes:

	Nine months ended September 30,
	2025			2024
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$2,756	$2,095	$4,851	$2,693	$2,216	$4,909
Other			75			93
Net Sales			4,926			$5,002

Less:
Cost of goods sold	2,246	1,730		2,292	1,789
Selling, administrative, engineering and research and development expenses	129	133		141	135
Equity earnings	(62)	(20)		(51)	(24)
Other segment expenses (income)	27	(1)		15
Segment operating profit	$416	$253	$669	$296	$316	$612
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(80)			(104)
Restructuring, asset impairment and other charges			(252)			(83)
Legacy environmental charge			(4)			(11)
Gain on sale of miscellaneous assets			7			1
Interest expense, net			(257)			(252)
Earnings before income taxes			$83			$163

	As of September 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Total assets:
2025	$4,809	$3,924	$8,733	$525	$9,258
2024	4,882	3,927	8,809	563	9,372
Equity investments:
2025	$482	$207	$689	$37	$726
2024	443	186	629	62	691

	Three months ended September 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Equity earnings:
2025	$24	$7	$31	$—	$31
2024	15	5	20	—	20
Capital expenditures:
2025	$45	$54	$99	$1	$100
2024	83	50	133	3	136
Depreciation and amortization expense:
2025	$72	$44	$116	$4	$120
2024	76	43	119	5	124

	Nine months ended September 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Equity earnings:
2025	$62	$20	$82	$—	$82
2024	51	24	75	—	75
Capital expenditures:
2025	$148	$174	$322	$17	$339
2024	305	196	501	8	509
Depreciation and amortization expense:
2025	$215	$124	$339	$14	$353
2024	225	129	354	15	369

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	As of September 30,
	U.S.	Non-U.S.	Total
2025	$760	$2,871	$3,631
2024	927	2,784	3,711

The Company’s net sales by geographic region are as follows:

	Three months ended September 30,
	U.S.	Non-U.S.	Total
2025	$433	$1,220	$1,653
2024	455	1,224	1,679

Operations outside the U.S. that accounted for 10% or more of consolidated net sales during the three months ended September 30, 2025 and 2024 were in Italy (2025-13%, 2024-13%), and Mexico (2025-14%, 2024-13%).

	Nine months ended September 30,
	U.S.	Non-U.S.	Total
2025	$1,320	$3,606	$4,926
2024	1,270	3,732	5,002

Operations outside the U.S. that accounted for 10% or more of consolidated net sales during the nine months ended September 30, 2025 and 2024 were in France (2025-11%, 2024-11%), Italy (2025-13%, 2024-13%), and Mexico (2025-13%, 2024-14%).

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

For the three- and nine-month periods ended September 30, 2025 and 2024, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded in the Condensed Consolidated Balance Sheets. For the three- and nine-month periods ended September 30, 2025 and 2024, revenue recognized from prior periods was not material.

The following tables for the three months ended September 30, 2025 and 2024 disaggregate the Company’s revenue by customer end use:

	Three months ended September 30, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$514	$465	$979
Food and other	232	141	373
Non-alcoholic beverages	194	82	276
Reportable segment totals	$940	$688	$1,628
Other			25
Net sales			$1,653

	Three months ended September 30, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$530	$501	$1,031
Food and other	226	128	354
Non-alcoholic beverages	184	77	261
Reportable segment totals	$940	$706	$1,646
Other			33
Net sales			$1,679

The following tables for the nine months ended September 30, 2025 and 2024 disaggregate the Company’s revenue by customer end use:

	Nine months ended September 30, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,552	$1,479	$3,031
Food and other	667	370	1,037
Non-alcoholic beverages	537	246	783
Reportable segment totals	$2,756	$2,095	$4,851
Other			75
Net sales			$4,926

	Nine months ended September 30, 2024
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,492	$1,618	$3,110
Food and other	660	363	1,023
Non-alcoholic beverages	541	235	776
Reportable segment totals	$2,693	$2,216	$4,909
Other			93
Net sales			$5,002

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

At September 30, 2025 and 2024, the Company reported $891 million and $794 million of accounts receivable, respectively, net of allowances of $32 million and $32 million, respectively. Changes in the allowance were not material for each of the three and nine months ended September 30, 2025 and 2024.

4. Inventories

Major classes of inventory at September 30, 2025, December 31, 2024 and September 30, 2024 are as follows:

	September 30,	December 31,	September 30,
	2025	2024	2024
Finished goods	$744	$745	$824
Raw materials	190	169	175
Operating supplies	48	49	51
	$982	$963	$1,050

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

An unrecognized gain of $0 million at September 30, 2025 and unrecognized losses of $2 million and $4 million at December 31, 2024 and September 30, 2024, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI at September 30, 2025, December 31, 2024 and September 30, 2024.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign currency exchange risk. Approximately $1 million, $12 million and $0 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

During the third quarter of 2025 , the company terminated a portion of its cross-currency swaps, which resulted in a $17 million payment as disclosed in the financing activities section of the Condensed Consolidated Cash Flows.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross-currency swaps to partially hedge this exposure.

During the second quarter of 2025, the Company paid $6 million related to the maturity of two net investment hedges as disclosed in the financing activities section of the Condensed Consolidated Cash Flows.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2025, December 31, 2024 and September 30, 2024:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2025	2024	2024	2025	2024	2024
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$	$—	$—	$1	$6	$10
Fair value hedges of foreign exchange risk (b)	2	8	4	80	69	118
Net investment hedges (c)	11	7	2	208	29	57
Total derivatives accounted for as hedges	$13	$15	$6	$289	$104	$185
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)	14	2	11	3	10	3
Total derivatives	$27	$17	$17	$292	$114	$188

Current	$27	$17	$17	$74	$12	$12
Noncurrent				218	102	176
Total derivatives	$27	$17	$17	$292	$114	$188
(a)	The notional amount of the commodity forward contracts and collars was approximately 8 million, 28 million, and 30 million British Thermal Units at September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The maximum maturity dates are in 2027 at September 30, 2025, December 31, 2024, and September 30, 2024.
(b)	The notional amounts of the fair value hedges of foreign exchange risk were $400 million at September 30, 2025, $816 million at December 31, 2024 and $833 million at September 30, 2024. The maximum maturity dates are in 2030 at September 30, 2025, December 31, 2024 and September 30, 2024.
(c)	The notional amounts of the net investment hedges were €1,176 million at September 30, 2025, €483 million at December 31, 2024 and €483 million at September 30, 2024. The maximum maturity dates are in 2028 at September 30, 2025 and in 2026 at December 31, 2024 and September 30, 2024.
(d)	The notional amounts of the foreign exchange derivative contracts were $544 million, $680 million and $628 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively. The maximum maturity dates are in 2025 at September 30, 2025 and December 31, 2024 and in 2024 at September 30, 2024.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended September 30,		Three months ended September 30,
Derivatives designated as hedging instruments:	2025	2024	2025	2024
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(1)	$(2)	$—	$(3)
Net Investment Hedges
Net Investment Hedges (b)	2	(21)	3	1
	$1	$(23)	$3	$(2)

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	2025	2024	2025	2024
Cash Flow Hedges
Commodity forward contracts and collars (a)	$4	$(6)	$—	$(9)
Net Investment Hedges
Net Investment Hedges (b)	(109)		9	4
	$(105)	$(6)	$9	$(5)

	Amount of Gain (Loss) Recognized in Other expense, net		Amount of Gain (Loss) Recognized in Other expense, net
	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedges:	2025	2024	2025	2024
Foreign exchange derivative contracts	$5	$13	$30	$(3)

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2025 and 2024 is as follows:

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2025	$47	$	$31	$5	$	$3	$86
Charges	13	36	11				60
Write-down of assets to net realizable value		(36)					(36)
Net cash paid, principally severance and related benefits	(25)		(5)	(1)			(31)
Other, including foreign exchange translation			(2)				(2)
Balance at September 30, 2025	$35	$—	$35	$4	$—	$3	$77

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2024	$—	$—	$—	$15	$—	$9	$24
Charges	33	43	4	1		2	83
Write-down of assets to net realizable value		(43)					(43)
Net cash paid, principally severance and related benefits	(1)			(4)		(4)	(9)
Other, including foreign exchange translation	(3)			(1)		(3)	(7)
Balance at September 30, 2024	$29	$—	$4	$11	$—	$4	$48

Selected information related to the restructuring accruals for the nine months ended September 30, 2025 and 2024 is as follows:

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2025	$51	$	$18	$7	$	$4	$80
Charges	71	154	30				255
Write-down of assets to net realizable value		(154)					(154)
Net cash paid, principally severance and related benefits	(94)		(11)	(3)		(1)	(109)
Other, including foreign exchange translation	7		(2)				5
Balance at September 30, 2025	$35	$—	$35	$4	$—	$3	$77

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2024	$—	$—	$—	$27	$—	$12	$39
Charges	33	43	4	1		2	83
Write-down of assets to net realizable value		(43)					(43)
Net cash paid, principally severance and related benefits	(1)			(16)		(7)	(24)
Other, including foreign exchange translation	(3)			(1)		(3)	(7)
Balance at September 30, 2024	$29	$—	$4	$11	$—	$4	$48

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis.

As of September 30, 2025, the Company’s only major restructuring program was the Fit to Win initiative, which is expected to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses.  The Fit to Win initiative began in the second half of 2024 and is expected to last at least through 2026. Details regarding charges, payments and other changes to the Fit to Win restructuring accruals are presented in the tables above.

For the three and nine months ended September 30, 2025, the Company recorded restructuring, asset impairment and related charges of approximately $60 million and $255 million (which included $104 million related to its decision to halt the MAGMA program), respectively, to Other expense, net in the Condensed Consolidated Results of Operations, of which all related to the Fit to Win program. For the three months ended September 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($59 million) and Europe segment ($1 million). For the nine months ended September 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($115 million), Europe segment ($56 million) and Retained corporate costs and other ($84 million). As of September 30, 2025, the Company has incurred cumulative charges of approximately $456 million related to the Fit to Win program.

In October 2025, the Company substantially completed its discussions with certain European Works Councils related to additional indefinite or permanent capacity closures and the elimination of selling, general and administrative positions in Europe (see Note 16 for additional information).  Additional restructuring charges are expected in future quarters when management completes their assessment to reduce redundant production capacity and streamline costs.  Management does not yet have an estimate for the total restructuring charges to be incurred with this program, however, the total charges are expected to be material. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2024, the Company recorded restructuring and related charges of approximately $83 million to Other expense, net ($81 million) and Equity earnings ($2 million) on the Condensed Consolidated Results of Operations, of which $80 million related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($72 million) and Retained corporate costs and other ($11 million).

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisals, where applicable) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded during the three and nine months ended September 30, 2025, the remaining carrying value of the impaired assets was approximately $0.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2025 and 2024 are as follows:

	U.S.		Non-U.S.
	Three months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
Service cost	$1	$1	$2	$2
Interest cost	11	11	9	9
Expected asset return	(13)	(13)	(7)	(8)
Amortization of actuarial loss	3	3	2	3
Net periodic pension cost	$2	$2	$6	$6

The components of the net periodic pension cost for the nine months ended September 30, 2025 and 2024 are as follows:

	U.S.		Non-U.S.
	Nine months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$4	$4	$6	$7
Interest cost	32	32	26	27
Expected asset return	(38)	(40)	(22)	(24)
Amortization of actuarial loss	9	10	6	8
Net periodic pension cost	$7	$6	$16	$18

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

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, Germany, Italy, Peru, and the U.S. The years under examination range from 2004 through 2023. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows. Due to uncertainties regarding the ultimate resolution of income tax examinations, the Company is not able to reasonably estimate any tax assessments that may be settled at amounts in excess of established reserves in future periods, or the future periods in which any income tax payments to settle these provisions for income tax uncertainties.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business deductions. The legislation has multiple effective dates, with certain provisions effective in 2025. The Company has assessed the impact of the legislation and determined that the OBBBA will not materially affect its 2025 consolidated financial statements. Based on current guidance, the Company does not anticipate a material impact in 2026.

9. Debt

The following table summarizes the long-term debt of the Company at September 30, 2025, December 31, 2024, and September 30, 2024:

	September 30,	December 31,	September 30,
	2025	2024	2024
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$90	$—	$—
Term Loans:
Term Loans A	798
Term Loans B	643
Previous Secured Credit Agreement:
Term Loans:
Term Loans A		1,338	1,392
Senior Notes:
3.125%, due 2024 (€58 million at September 30, 2024)			65
5.375%, due 2025		17	17
2.875%, due 2025 (€176 million at December 31, 2024 and September 30, 2024)		183	197
6.625%, due 2027	610	609	609
6.250%, due 2028 (€600 million)	699	619	663
5.250%, due 2029 (€500 million)	580	514	551
4.750%, due 2030	397	397	397
7.250%, due 2031	684	683	682
7.375%, due 2032	296	296	296
Finance leases	178	195	198
Other	9	8	1
Total long-term debt	4,984	4,859	5,068
Less amounts due within one year	38	306	359
Long-term debt	$4,946	$4,553	$4,709

The Company presents debt issuance costs in the Condensed Consolidated Balance Sheets as a deduction of the carrying amount of the related debt liability.

On September 30, 2025, certain of the Company’s subsidiaries entered into an Amended and Restated Credit Agreement and Syndicated Facility Agreement (the “Credit Agreement”), which refinanced in full the previous credit agreement. The Credit Agreement provides for up to $2.7 billion of borrowings pursuant to term loans A, term loans B and a revolving credit facility. The term loans A mature, and the revolving credit facility terminates, in September 2030, and the term loans B mature in September 2032; provided, however, that if any of the senior notes issued by certain subsidiaries of the Company are outstanding on the date that is 91 days prior to the maturity date for such senior notes

(any such date, a “Springing Maturity Date”), then the term loans A, the revolving credit facility and the term loans B will mature and terminate, as applicable, on such Springing Maturity Date. Borrowings under the Credit Agreement are secured by certain collateral of the Company and certain of its subsidiaries.

At September 30, 2025, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, the U.S. dollar equivalent of $800 million in term loan A facilities ($798 million outstanding balance at September 30, 2025, net of debt issuance costs) and $650 million in term loan B facilities ($643 million outstanding balance at September 30, 2025, net of debt issuance costs). At September 30, 2025, the Company’s subsidiaries that are party to the Credit Agreement had unused credit of $1.15 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2025 was 5.88%.

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

The Credit Agreement also contains one financial maintenance covenant, a Secured Leverage Ratio, for the benefit of lenders under the term loans A and the revolving credit facility (and, following an acceleration of the term loans A and the revolving credit facility, for the benefit of the lenders under the term loans B) that requires the Company and certain of its subsidiaries, collectively, not to exceed a ratio of 2.50x calculated by dividing consolidated Net Indebtedness that is then secured by Liens on property or assets of the Company and certain of its subsidiaries by Consolidated EBITDA, as each such capitalized term is defined in the Credit Agreement. The Secured Leverage Ratio could restrict the ability of the Company and certain of its subsidiaries to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Secured Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2025, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

The Total Leverage Ratio (as defined in the Credit Agreement) determines pricing under the Credit Agreement for the Term Loans A and the revolving credit facility. The interest rate on borrowings under the Credit Agreement is, at the option of the applicable borrower, the Base Rate, Term SOFR or, for non-US Dollar borrowings only, the Eurocurrency Rate (each such capitalized term as defined in the Credit Agreement), plus an applicable margin. The applicable margin, for the Term Loans A and the revolving credit facility, ranges from 1.00% to 1.75% for Term SOFR loans and Eurocurrency Rate loans and from 0.00% to 0.75% for Base Rate loans. The applicable margin, for the Term Loans B, is 3.00% for Term SOFR loans. In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.35% per annum, depending on the Total Leverage Ratio.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at September 30, 2025 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
6.625%, due 2027	$612	99.99	$612
6.250%, due 2028 (€600 million)	704	103.33	727
5.250%, due 2029 (€500 million)	587	103.02	605
4.750%, due 2030	400	95.56	382
7.250%, due 2031	690	101.80	702
7.375%, due 2032	300	101.12	303

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

The Company has recorded aggregate accruals of approximately $21 million, $35 million and $35 million (undiscounted) as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation and monitoring costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows.  Other than related to the site discussed below, any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

As part of the above, from December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States have been engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. In the first quarter of 2025, the Company and the NPS reached a tentative settlement, and the Company recorded a charge of approximately $4 million to Other expense, net in the Condensed Consolidated Results of Operations to augment its previous accrual balance related to this matter. In the third quarter of 2025, the consent order between the parties was approved by the U.S. District Court, and the Company paid $16.5 million to resolve this matter.

In November 2023, the Autorita Garante della Concorrenza e del Mercato (the “Italian Competition Authority”) commenced an investigation into alleged anti-competitive conduct by nine glass manufacturers and distributors in Italy, including the Company’s subsidiary based in Italy, O-I Italy SpA (“O-I Italy”), and an Italian joint venture in which O-I

Italy owns a 50% interest, related to the sale of wine bottles in Italy. In October 2025, the Italian Competition Authority notified the Company that they had no findings related to this investigation and were closing its investigation.

The Company is also being investigated by authorities in France and Ecuador for similar alleged conduct in those countries. To date, neither the French nor Ecuadorian authorities have officially charged O-I’s businesses in those countries with any violations of competition law. With regard to the above, the Company is committed to compliance with laws in the jurisdictions it operates and maintains policies and procedures regarding competition law.  If the authorities in these countries find that the Company or any of its subsidiaries or joint ventures violated competition law, they could levy fines, which amounts could be material. At this stage, the Company is unable to predict the ultimate outcome of the investigations, and any potential loss cannot be estimated.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2025 and 2024 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2025	$2	$3,037	(674)	$656	$(1,785)	$133	$1,369
Reissuance of common stock (0.1 million shares)		(2)	4				2
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		4					4
Net earnings				30		7	37
Other comprehensive income					65	5	70
Distributions to non-controlling interests						(2)	(2)
Balance on September 30, 2025	$2	$3,029	$(670)	$686	$(1,720)	$143	$1,470

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2024	$2	$3,069	$(685)	$911	$(1,794)	$128	$1,631
Reissuance of common stock (0.2 million shares)		(2)	4				2
Shares repurchased (0.9 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		3					3
Net earnings (loss)				(80)		4	(76)
Other comprehensive income (loss)					(69)	1	(68)
Balance on September 30, 2024	$2	$3,060	$(681)	$830	$(1,863)	$133	$1,481

The activity in share owners’ equity for the nine months ended September 30, 2025 and 2024 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2025	$2	$3,053	$(677)	$676	$(1,975)	$126	$1,205
Reissuance of common stock (0.5 million shares)		(6)	14				8
Shares repurchased (2.5 million shares)		(30)					(30)
Stock compensation (1.4 million shares)		12					12
Net earnings				9		17	26
Other comprehensive income					255	10	265
Distributions to non-controlling interests						(10)	(10)
Other			(7)				(7)
Balance on September 30, 2025	$2	$3,029	$(670)	$686	$(1,720)	$143	$1,470

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2024	$2	$3,086	$(681)	$782	$(1,580)	$135	$1,744
Reissuance of common stock (0.4 million shares)		(5)	14				9
Shares repurchased (2.2 million shares)		(30)					(30)
Stock compensation (1.9 million shares)		9					9
Net earnings				48		13	61
Other comprehensive loss					(283)	(6)	(289)
Distributions to non-controlling interests						(9)	(9)
Other			(14)				(14)
Balance on September 30, 2024	$2	$3,060	$(681)	$830	$(1,863)	$133	$1,481

During the three months ended September 30, 2025, the Company purchased 647,440 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $50 million remained available for purchases under this program as of September 30, 2025.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2025	2024	2024

Shares of common stock issued (including treasury shares)	184,339	184,851	185,610

Treasury shares	30,744	30,784	30,963

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2025 and 2024 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2025	$(1,130)	$(119)		$(536)		$(1,785)
Change before reclassifications	58	(1)		(1)		56
Amounts reclassified from accumulated other comprehensive income (loss)		3	(a)	5	(b)	8
Translation effect				4		4
Tax effect		(3)				(3)
Other comprehensive income (loss) attributable to the Company	58	(1)		8		65
Balance on September 30, 2025	$(1,072)	$(120)		$(528)		$(1,720)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2024	$(1,194)	$(24)		$(576)		$(1,794)
Change before reclassifications	(42)	(17)		(20)		(79)
Amounts reclassified from accumulated other comprehensive income (loss)		(2)	(a)	6	(b)	4
Translation effect		(1)		8		7
Tax effect				(1)		(1)
Other comprehensive loss attributable to the Company	(42)	(20)		(7)		(69)
Balance on September 30, 2024	$(1,236)	$(44)		$(583)		$(1,863)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 5 for additional information).

(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2025 and 2024 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2025	$(1,435)	$(14)		$(526)		$(1,975)
Change before reclassifications	363	(112)		(2)		249
Amounts reclassified from accumulated other comprehensive income (loss)		9	(a)	15	(b)	24
Translation effect				(14)		(14)
Tax effect		(3)		(1)		(4)
Other comprehensive income (loss) attributable to the Company	363	(106)		(2)		255
Balance on September 30, 2025	$(1,072)	$(120)		$(528)		$(1,720)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2024	$(949)	$(43)		$(588)		$(1,580)
Change before reclassifications	(287)	5		(21)		(303)
Amounts reclassified from accumulated other comprehensive income (loss)		(5)	(a)	18	(b)	13
Translation effect		(1)		10		9
Tax effect				(2)		(2)
Other comprehensive income (loss) attributable to the Company	(287)	(1)		5		(283)
Balance on September 30, 2024	$(1,236)	$(44)		$(583)		$(1,863)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Expense, Net

Other expense, net for the three and nine months ended September 30, 2025 and 2024 included the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Restructuring, asset impairment and other charges	$(61)	$(81)	$(252)	$(81)
Legacy environmental charge (see Note 10)		(1)	(4)	(11)
Gain on sale of miscellaneous assets	1	1	7	1
Intangible amortization expense	(7)	(7)	(20)	(22)
Foreign currency exchange loss	(4)	3	(7)
Royalty income	4	4	14	16
Other income (expense)	(2)	(1)	(8)	(1)
Other expense, net	$(69)	$(82)	$(270)	$(98)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
Numerator:
Net earnings (loss) attributable to the Company	$30	$(80)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,571	154,619
Effect of dilutive securities:
Stock options and other	1,644
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	155,215	154,619
Basic earnings per share:
Net earnings (loss) attributable to the Company	$0.19	$(0.52)
Diluted earnings per share:
Net earnings (loss) attributable to the Company	$0.19	$(0.52)

The diluted earnings (loss) per share computation for the three months ended September 30, 2025 and 2024 excludes 4,431 and 1,185,925 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the three months ended September 30, 2024, diluted loss per share of common stock was equal to basic loss per share of common stock due to the net loss attributable to the Company.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Numerator:
Net earnings attributable to the Company	$9	$48
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,757	154,724
Effect of dilutive securities:
Stock options and other	1,649	2,813
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	155,406	157,537
Basic earnings per share:
Net earnings attributable to the Company	$0.06	$0.31
Diluted earnings per share:
Net earnings attributable to the Company	$0.06	$0.31

The diluted earnings per share computation for the nine months ended September 30, 2025 and 2024 excludes 359,986 and 1,076,542 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Nine months ended September 30,
	2025	2024
U.S.	$10	$8
Non-U.S.	70	123
Total income taxes paid in cash	$80	$131

Interest paid in cash for the nine months ended September 30, 2025 and 2024 was $218 million and $237 million, respectively.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheets. At September 30, 2025, December 31, 2024 and September 30, 2024, the total amount of trade receivables sold by the Company was $452 million, $535 million, and $544 million, respectively. These amounts included $204 million, $155 million and $237 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

The Company’s use of its accounts receivable factoring programs resulted in a decrease to cash provided by operating activities of approximately $83 million and an increase of approximately $2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded expenses related to these factoring programs of approximately $13 million and $19 million, respectively.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Condensed Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of September 30, 2025, December 31, 2024 and September 30, 2024, the Company had approximately $71 million, $82 million, and $92 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

The Company’s outstanding obligations under the SCF Program are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Confirmed obligations outstanding at the beginning of the period	$62	$91	$82	$114
Invoices confirmed during the period	95	104	263	304
Confirmed invoices paid during the period	(86)	(103)	(274)	(326)
Confirmed obligations outstanding at the end of the period	$71	$92	$71	$92

16. Subsequent Events

In October 2025, the Company has substantially completed or engaged in discussions with the European Works Council or certain local unions related to additional plant or furnace closures and the elimination of selling, general and administrative positions in Europe.  These actions are part of the Company’s Fit to Win initiative to reduce redundant production capacity and begin to optimize its network.

As a result, subject to the finalization of certain estimates, the Company expects to record charges associated with these closures ranging between approximately $200 million to $225 million in the fourth quarter of 2025.  Major components of the charges range between approximately $60 million to $65 million for impairment of plant-related assets, such as the closed furnaces and related machinery, and range between $140 million to $160 million for one-time employee separation benefits and other costs related to the closures that would result in future cash expenditures.

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

Financial information for the three and nine months ended September 30, 2025 and 2024 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Sales:
Americas	$940	$940	$2,756	$2,693
Europe	688	706	2,095	2,216
Reportable segment totals	1,628	1,646	4,851	4,909
Other	25	33	75	93
Net Sales	$1,653	$1,679	$4,926	$5,002

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net earnings (loss) attributable to the Company	$30	$(80)	$9	$48
Net earnings attributable to non-controlling interests	7	4	17	13
Net earnings (loss)	37	(76)	26	61
Provision for income taxes	21	19	57	102
Earnings (loss) before income taxes	58	(57)	83	163
Items excluded from segment operating profit:
Retained corporate costs and other	26	31	80	104
Restructuring, asset impairment and other charges	61	83	252	83
Legacy environmental charge		1	4	11
Gain on sale of miscellaneous assets	(1)	(1)	(7)	(1)
Interest expense, net	91	87	257	252
Segment operating profit	$235	$144	$669	$612

Americas	140	88	416	296
Europe	95	56	253	316
Reportable segment totals	$235	$144	$669	$612

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2025 and 2024

Net sales in the third quarter of 2025 decreased $26 million, or 2%, compared to the prior year period, primarily due to lower sales volumes, partially offset by the impact from favorable foreign currency translation and higher average selling prices.

Earnings before income taxes were $115 million higher in the third quarter of 2025 compared to the same period in 2024. This increase was primarily due to higher segment operating profit, lower restructuring, asset impairment and other charges and lower retained corporate and other costs, partially offset by higher interest expense.

Segment operating profit for reportable segments in the third quarter of 2025 increased $91 million compared to the prior year period, primarily due to lower operating costs and higher net prices (net of cost inflation), partially offset by lower sales volumes and a slightly unfavorable impact from foreign currency exchange rates. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiatives, higher production volumes and several favorable discrete items in the third quarter of 2025.

Net interest expense for the third quarter of 2025 increased $4 million compared to the same period in 2024, primarily due to higher write-offs of deferred finance fees and related charges related to refinancing activity.

For the third quarter of 2025, the Company recorded net earnings attributable to the Company of $30 million, or $0.19 per share (diluted), compared to a net loss attributable to the Company of $80 million, or $0.52 per share, in the third quarter of 2024. As discussed below, net earnings and net loss attributable to the Company in the third quarter of 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $45 million, or $0.29 per share, in the third quarter of 2025 and increased net loss attributable to the Company by $74 million, or $0.48 per share, in the third quarter of 2024.

Results of Operations — Third Quarter of 2025 Compared with Third Quarter of 2024

Net Sales

The Company’s net sales in the third quarter of 2025 were $1,653 million compared with $1,679 million in the third quarter of 2024, a decrease of $26 million, or 2%. Glass container shipments, in tons, decreased approximately 5% in the third quarter of 2025, which decreased net sales by approximately $90 million compared to the same period in the prior year. Modest growth in shipments to non-alcoholic beverage, food and ready-to-drink customers were more than offset by lower beer and wine shipments. Shipment trends improved over the course of the quarter and sales volumes were nearly flat with the prior year September. In addition, the Company believes that several factors also contributed to lower volumes in the third quarter of 2025, including a major project startup in Europe, inventory corrections in the Mexico and North America beer category related to changes in U.S. trade and immigration policies and the Company’s deliberate decisions to exit unprofitable business as part of its network optimization efforts. These actions, while impacting volume, are aligned with the Company’s focus on economic profit and long-term value.  Excluding these factors, shipments were down about 2%, which is more in line with softer underlying consumer consumption trends.

Average selling prices increased, which benefitted net sales by $21 million in the third quarter of 2025. Favorable foreign currency exchange rates increased net sales by $51 million in the third quarter of 2025 compared to the same period in the prior year. Other sales were approximately $8 million lower in the third quarter of 2025 than in the same period in the prior year, driven by lower machine part sales.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2024		$1,646
Price	$21
Sales volume and mix	(90)
Effects of changing foreign currency rates	51
Total effect on reportable segment net sales		(18)
Reportable segment net sales - 2025		$1,628

Americas: Net sales in the Americas in the third quarter of 2025 were $940 million, unchanged compared to $940 million in the third quarter of 2024. Higher selling prices in the region increased net sales by $46 million in the third quarter of 2025, driven by the pass through of higher cost inflation. Glass container shipments in the region were down approximately 7% in the third quarter of 2025 compared to the same period in the prior year, which decreased net sales by approximately $61 million. This reflects continued subdued consumer demand and intentionally exiting unprofitable business as part of the Company’s network optimization efforts. The segment also experienced some disruption linked to inventory corrections in the Mexico and North America beer category related to changes in U.S. trade and immigration policies. The favorable effects of foreign currency exchange rate changes increased net sales by $15 million in the third quarter of 2025 compared to the same period in the prior year, as the Brazilian Real, Mexican Peso and Colombian Peso strengthened compared to the U.S. dollar.

Europe: Net sales in Europe in the third quarter of 2025 were $688 million compared to $706 million in the third quarter of 2024, a decrease of $18 million, or 3%. Lower average selling prices in Europe decreased net sales by $25 million in the third quarter of 2025. Glass container shipments decreased by approximately 3% in the third quarter of 2025, and this decreased net sales by approximately $29 million compared to the same period in the prior year. The Company believes that third quarter 2025 shipments were adversely impacted by a major project startup. Excluding this event, shipments in the third quarter of 2025 were about flat with the third quarter of 2024. Favorable effects of foreign currency exchange rate changes increased net sales by $36 million in the third quarter of 2025 compared to the same period in the prior year, as the Euro strengthened compared to the U.S. dollar.

Earnings (Loss) before Income Taxes and Segment Operating Profit

Earnings before income taxes were $58 million in the third quarter of 2025 compared to a loss before income taxes of $57 million in the third quarter of 2024, an increase of $115 million.  This increase was primarily due to higher segment operating profit, lower restructuring, asset impairment and other charges and lower retained corporate and other costs, partially offset by higher interest expense.

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

Segment operating profit of reportable segments in the third quarter of 2025 was $235 million, compared to $144 million in the third quarter of 2024, an increase of $91 million, or 63%. This increase was primarily due to lower operating costs and higher net prices (net of cost inflation), partially offset by lower sales volumes and a slightly unfavorable impact from foreign currency exchange rates. Operating costs were favorably impacted by $60 million of benefits from the Company’s Fit to Win initiative (exceeding management’s expectations), higher production volumes and several favorable discrete items, including an insurance settlement and an adjustment to its accrued liabilities for carbon emissions, in the third quarter of 2025.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2024		$144
Net price (net of cost inflation)	$14
Sales volume and mix	(22)
Operating costs	102
Effects of changing foreign currency rates	(3)
Total net effect on reportable segment operating profit		91
Reportable segment operating profit - 2025		$235

Americas: Segment operating profit in the Americas in the third quarter of 2025 was $140 million, compared to $88 million in the third quarter of 2024, an increase of $52 million, or 59%. Operating costs in the third quarter of 2025 were $42 million lower than in the same period in the prior year, primarily due to approximately $35 million of benefits from the Company’s Fit To Win initiatives and $6 million from the settlement of an insurance claim. Higher selling prices exceeded higher cost inflation and resulted in a $29 million increase to segment operating profit in the third quarter of 2025. The impact of lower shipments discussed above resulted in a $14 million decrease to segment operating profit in the third quarter of 2025 compared to the third quarter of 2024. The effects of foreign currency exchange rates decreased segment operating profit by $5 million in the third quarter of 2025.

In the third quarter of 2025, the Company finalized its plans for the indefinite suspension of operations of two furnaces and the closure of one plant in its Americas segment. The Company will continue to monitor business trends and consider whether any additional temporary downtime or permanent capacity closures in the Americas will be necessary in future periods to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in the third quarter of 2025 was $95 million compared to $56 million in the third quarter of 2024, an increase of $39 million, or 70%. Operating costs in the third quarter of 2025 were $60 million lower than in the same period in the prior year, primarily driven by higher production volumes following the prior year’s inventory reduction efforts, approximately $25 million of benefits from the Fit to Win initiatives and an approximate $7 million favorable year-over-year adjustment in the segment’s accrued liabilities for carbon emissions due to lower production levels. Lower net selling prices (net of cost inflation) decreased segment operating profit by $15 million in the third quarter of 2025 compared to the same period in the prior year due to elevated competitive pressures. The impact of lower shipments discussed above decreased segment operating profit by approximately $8 million. The effects of foreign currency exchange rates increased segment operating profit by $2 million in the third quarter of 2025.

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

Interest Expense, Net

Net interest expense in the third quarter of 2025 was $91 million compared to $87 million in the third quarter of 2024, primarily due to higher write-offs of deferred finance fees and related charges related to refinancing activity.

Provision for Income Taxes

The Company’s effective tax rate from operations for the third quarter of 2025 was 36.2% compared to (33.3)% for the third quarter of 2024.  The effective tax rate for the third quarter of 2025 differed from the third quarter of 2024 due to a benefit from adjustments to deferred income taxes as a result of the agreement with Taxing Authorities in Europe, the impact from the net unfavorable tax rate on restructuring and asset impairment charges, and a change in the mix of geographic earnings.

Net Earnings (Loss) Attributable to the Company

For the third quarter of 2025, the Company recorded net earnings attributable to the Company of $30 million, or $0.19 per share (diluted), compared to a net loss attributable to the Company of $80 million, or $0.52 per share, in the third quarter of 2024. Net earnings or loss attributable to the Company in the third quarter of 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2025	2024
Restructuring, asset impairment and other charges	$(61)	$(83)
Legacy environmental charge		(1)
Gain on sale of miscellaneous assets	1	1
Charges for note repurchase premiums and write-off of deferred finance fees and related charges	(7)
Deferred tax benefits	21
Net benefit for income tax on items above	1	9
Total	$(45)	$(74)

Executive Overview — Nine months ended September 30, 2025 and 2024

Net sales for the first nine months of 2025 decreased $76 million, or 2%, compared to the same period in the prior year, primarily due to the impact from lower sales volumes and lower average selling prices, partially offset by slightly favorable foreign currency translation.

Earnings before income taxes were $80 million lower in the first nine months of 2025 compared to the same period in 2024. This decrease was primarily due to higher restructuring, asset impairment and other charges and higher interest expense, partially offset by higher segment operating profit and lower retained corporate and other costs.

Segment operating profit for reportable segments in the first nine months of 2025 was $57 million higher compared to the prior year period, primarily due to lower operating costs, partially offset by lower net prices (net of cost inflation) and lower sales volumes. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiatives and several favorable discrete items, partially offset by temporary curtailments of production volumes, primarily in Europe, to balance supply and demand and reduce inventory levels.

Net interest expense for the first nine months of 2025 increased $5 million compared to the same period in 2024, primarily due to higher write-offs of deferred finance fees and related charges related to refinancing activity.

For the first nine months of 2025, the Company recorded net earnings attributable to the Company of $9 million, or $0.06 per share (diluted), compared to net earnings attributable to the Company of $48 million, or $0.31 per share

(diluted), for the first nine months of 2024. As discussed below, net earnings attributable to the Company in the first nine months of 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $209 million, or $1.35 per share, in the first nine months of 2025 and decreased net earnings attributable to the Company by $86 million, or $0.54 per share, in the first nine months of 2024.

Results of Operations — First Nine Months of 2025 Compared with First Nine Months of 2024

Net Sales

The Company’s net sales in the first nine months of 2025 were $4,926 million compared with $5,002 million in the first nine months of 2024, a decrease of $76 million, or 2%. Average selling prices declined, which decreased net sales by $14 million for the first nine months of 2025. Glass container shipments, in tons, were down approximately 1% for the first nine months of 2025, which decreased net sales by approximately $50 million compared to the same period in the prior year. The Company believes that several factors also contributed to lower volumes in the first nine months of 2025, including a major project startup in Europe, inventory corrections in the Mexico and North America beer category related to changes in U.S. trade and immigration policies and the Company’s deliberate decisions to exit unprofitable business as part of its network optimization efforts. Slightly favorable foreign currency exchange rates increased net sales by $6 million in the first nine months of 2025 compared to the same period in the prior year. Other sales were approximately $18 million lower for the first nine months of 2025 than in the same period in the prior year, driven by lower machine part sales.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2024		$4,909
Price	$(14)
Sales volume and mix	(50)
Effects of changing foreign currency rates	6
Total effect on reportable segment net sales		(58)
Reportable segment net sales - 2025		$4,851

Americas: Net sales in the Americas in the first nine months of 2025 were $2,756 million compared to $2,693 million in the first nine months of 2024, an increase of $63 million, or 2%. Higher selling prices in the region increased net sales by $98 million in the first nine months of 2025, driven by the pass through of higher cost inflation. Despite subdued consumer demand and inventory corrections in the Mexico and North America beer category related to changes in U.S. trade and immigration policies, glass container shipments in the region were up slightly in the first nine months of 2025 compared to the same period in the prior year, which increased net sales by approximately $37 million. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $72 million in the first nine months of 2025 compared to the same period in the prior year, as the Brazilian Real, Mexican Peso and Colombian Peso weakened compared to the U.S. dollar.

Europe: Net sales in Europe in the first nine months of 2025 were $2,095 million compared to $2,216 million in the first nine months of 2024, a decrease of $121 million, or 5%. Lower average selling prices in Europe decreased net sales by $112 million in the first nine months of 2025. Glass container shipments decreased by approximately 3% in the first nine months of 2025, and this decreased net sales by approximately $87 million compared to the same period in the prior year. The Company believes that sales in the first nine months of 2025 were adversely impacted by a major project startup. Favorable effects of foreign currency exchange rate changes increased net sales by $78 million in the first nine months of 2025 compared to the same period in the prior year, as the Euro strengthened compared to the U.S. dollar.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $83 million in the first nine months of 2025 compared to $163 million in the first nine months of 2024, a decrease of $80 million.  This decrease was due to higher restructuring, asset impairment and other charges and higher interest expense, partially offset by higher segment operating profit and lower retained corporate and other costs.

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

Segment operating profit of reportable segments in the first nine months of 2025 was $669 million, compared to $612 million in the first nine months of 2024, an increase of $57 million, or 9%. This increase was primarily due to lower operating costs, partially offset by lower net prices (net of cost inflation) and lower sales volumes. Operating costs were favorably impacted by approximately $170 million of benefits from the Company’s Fit to Win initiative (exceeding management’s expectations) and several favorable discrete items, including an insurance settlement and an adjustment to its accrued liabilities for carbon emissions, partially offset by $47 million related to temporary curtailments of production volumes, primarily in Europe, to balance supply and demand and reduce inventory levels. Unfavorable foreign currency exchange rates decreased segment operating profit by $7 million in the first nine months of 2025 compared to the same period in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2024		$612
Net price (net of cost inflation)	$(56)
Sales volume and mix	(13)
Operating costs	133
Effects of changing foreign currency rates	(7)
Total net effect on reportable segment operating profit		57
Reportable segment operating profit - 2025		$669

Americas: Segment operating profit in the Americas in the first nine months of 2025 was $416 million, compared to $296 million in the first nine months of 2024, an increase of $120 million, or 41%. The impact of higher shipments discussed above resulted in a $7 million increase to segment operating profit in the first nine months of 2025 compared to the same period in the prior year. Higher selling prices exceeded higher cost inflation and resulted in a $21 million increase to segment operating profit in the first nine months of 2025. The effects of foreign currency exchange rates decreased segment operating profit by $16 million in the first nine months of 2025.

In addition, operating costs in the first nine months of 2025 were $108 million lower than in the same period in the prior year, primarily due to approximately $91 million in savings from the Company’s Fit To Win initiatives. Operating costs were also favorably impacted by approximately $13 million from the settlement of insurance claims.

In the third quarter of 2025, the Company finalized its plans for the indefinite suspension of operations of two furnaces and the closure of one plant in its Americas segment. The Company will continue to monitor business trends and consider whether any additional temporary downtime or permanent capacity closures in the Americas will be necessary in future periods to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe in the first nine months of 2025 was $253 million compared to $316 million in the first nine months of 2024, a decrease of $63 million, or 20%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $77 million in the first nine months of 2025 compared to the same period in the prior year due to elevated competitive pressures. The impact of lower shipments discussed above decreased segment operating profit by approximately $20 million. Partially offsetting this was the benefit of $25 million of lower operating costs in the first nine months of 2025 compared to the same period in the prior year, driven by approximately $79 million of benefits from the Fit to Win initiatives and an approximate $7 million year-over-year favorable adjustment in the segment’s accrued liabilities for carbon emissions due to lower production levels, partially offset by approximately $51 million related to temporary curtailments of production volumes to balance supply and demand and reduce inventory levels. The effects of foreign currency exchange rates increased segment operating profit by $9 million in the first nine months of 2025.

In the first nine months of 2025, the Company also announced the permanent closure of a plant and the elimination of a number of selling, general and administrative positions in Europe in connection with its Fit to Win initiative. In October 2025, the Company substantially completed its discussions with certain European Works Councils related to additional indefinite or permanent capacity closures and the elimination of selling, general and administrative positions in Europe.  These actions are part of the Company’s Fit to Win initiative to reduce redundant production capacity and begin to optimize its network. Additional indefinite or permanent capacity closures and job eliminations in Europe may be necessary in future periods to align its business with demand trends.  Any indefinite or permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

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

Interest Expense, Net

Net interest expense in the first nine months of 2025 was $257 million compared to $252 million in the first nine months of 2024. This increase was primarily due to higher write-offs of deferred finance fees and related charges related to refinancing activity.

Provision for Income Taxes

The Company’s effective tax rate from operations for the nine months ended September 30, 2025 was 68.7% compared to 62.6% for the nine months ended September 30, 2024.  The effective tax rate for the first nine months of 2025 differed from the first nine months of 2024 due to a net unfavorable tax rate on restructuring charges offset by benefits from adjustments to deferred income taxes due to agreement with Taxing Authorities in Europe, benefits from a European investment tax incentive and a change in the mix of geographic earnings.

Net Earnings (Loss) Attributable to the Company

For the first nine months of 2025, the Company recorded net earnings attributable to the Company of $9 million, or $0.06 per share (diluted), compared to net earnings attributable to the Company of $48 million, or $0.31 per share (diluted), for the first nine months of 2024. Net earnings attributable to the Company in the first nine months of 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2025	2024
Restructuring, asset impairment and other charges	$(252)	$(83)
Legacy environmental charge	(4)	(11)
Gain on sale of miscellaneous assets	7	1
Charges for note repurchase premiums and write-off of deferred finance fees and related charges	(7)	(2)
European investment tax incentive	22
Deferred tax benefits	21
Net benefit for income tax on items above	4	9
Total	$(209)	$(86)

Research, Development and Engineering

In the second quarter of 2025, the Company revised its approach regarding the use of research, development and engineering activities from those reported in its 2024 Form 10-K. Following a comprehensive evaluation, the Company decided to halt further MAGMA development and operations. The Company concluded that the MAGMA program had not met the operational and financial thresholds required. As a result of the decision to halt the MAGMA program, the Company recorded approximately $104 million of restructuring, asset impairment and other charges in the second quarter of 2025.

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

Forward-Looking Operational and Financial Information

●	Year-to-date September 2025 sales volumes were down approximately 1% compared to the same period in the prior year. The Company expects a 1-2% decline in sales volumes for the full year 2025 compared to 2024. Looking ahead, the Company expects 1-2% annual sales growth post-2027 as markets are expected to stabilize, strategic initiatives improve its cost position and the Company drives profitable growth in the next phase of its strategy.
●	As the Company reviews its quarterly results, it also reflects on trends within the broader market context. The Company believes that packaging dynamics are shifting. Short-term cyclical pressures, such as inflation, price sensitivity, and elevated supply chain inventories, have dampened consumer demand. However, the Company expects that these headwinds will ease over time. The Company also believes that longer-term factors like lower per-capita alcohol consumption and substrate competition will persist, but they should be balanced by greater interest in premiumization and sustainability. The Company believes that the growing health consciousness should also benefit glass, and it expects continued strong growth in food and “No or Low” alcoholic categories, especially as Gen Z enters the beer market through non-alcoholic options. Over the long-term, the Company expects more balanced consumer demand for glass packaging.
●	Net price (net of cost inflation) is expected to be a headwind again in 2025 due to competitive pressures in Europe.
●	Management anticipates generating more than $275 million to $300 million of Fit To Win benefits in 2025. On a cumulative basis, the Company expects at least $650 million of Fit To Win benefits through 2027 (with 2024 as a baseline).

●	Cash provided by operating activities is expected to approximate $600 million for 2025. Capital expenditures in 2025 are expected to range between approximately $400 million and $450 million.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2025 were $26 million compared to $31 million in the third quarter of 2024 and were $80 million in the first nine months of 2025 compared to $104 million for the same period in 2024. These costs decreased in the third quarter and first nine months of 2025, driven by approximately $15 million and $50 million, respectively, of benefits from the Company’s Fit To Win initiative (exceeding management’s expectations), partially offset by other costs, including higher management incentives.

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

Restructuring, Asset Impairment and Other Charges

For the three and nine months ended September 30, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $61 million and $252 million (which included $117 million related to its decision to halt the MAGMA program), respectively, to Other expense, net in the Condensed Consolidated Results of Operations, primarily related to the Fit to Win program. For the three months ended September 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($59 million), Europe segment ($1 million) and Retained corporate costs and other ($1 million). For the nine months ended September 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($111 million), Europe segment ($56 million) and Retained corporate costs and other ($85 million). As of September 30, 2025, the Company has incurred cumulative charges of approximately $456 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes their assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

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

Legacy Environmental Charge

From December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States have been engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. In the third quarter and first nine months of 2024, the Company recorded charges of $1 million and $11 million, respectively, to Other expense, net in the Condensed Consolidated Results of Operations related to this matter. In the first quarter of 2025, the Company and the NPS reached a tentative settlement, and the Company recorded a charge of approximately $4 million to Other expense, net in the Condensed Consolidated Results of Operations to augment its previous accrual balance related to this matter. In the third quarter of 2025, the consent order between the parties was approved by the U.S. District Court and the Company paid $16.5 million to resolve this matter.

Gain on Sale of Miscellaneous Assets

In both the third quarter and first nine months of 2024, the Company recorded pre-tax gains of approximately $1 million on the sale of land and buildings of a previously closed plant in the Americas.

In the third quarter and first nine months of 2025, the Company recorded pre-tax gains of approximately $1 million and $7 million, respectively, on the sale of land and buildings of previously closed plants in the Americas and Europe.

Capital Resources and Liquidity

On September 30, 2025, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Credit Agreement”), which refinanced in full the previous credit agreement. The Credit Agreement provides for up to $2.7 billion of borrowings pursuant to term loans A, term loans B and a revolving credit facility. The term loans A mature, and the revolving credit facility terminates, in September 2030, and the term loans B mature in September 2032; provided, however, that if any of the senior notes issued by certain subsidiaries of the Company are outstanding on the date that is 91 days prior to the maturity date for such senior notes (any such date, a “Springing Maturity Date”), then the term loans A, the revolving credit facility and the term loans B will mature and terminate, as applicable, on such Springing Maturity Date. Borrowings under the Credit Agreement are secured by certain collateral of the Company and certain of its subsidiaries.

At September 30, 2025, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, $800 million in term loan A facilities ($798 million outstanding balance at September 30, 2025, net of debt issuance costs) and $650 million in term loan B facilities ($643 million outstanding balance at September 30, 2025, net of debt issuance costs). At September 30, 2025, the Company had unused credit of $1.15 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2025 was 5.88%.

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

The Credit Agreement also contains one financial maintenance covenant, a Secured Leverage Ratio, for the benefit of lenders under the term loans A and the revolving credit facility (and, following an acceleration of the term loans A and the revolving credit facility, for the benefit of the lenders under the term loans B) that requires the Company not to exceed a ratio of 2.50x calculated by dividing consolidated Net Indebtedness that is then secured by Liens on property or assets of the Company and certain of its subsidiaries by Consolidated EBITDA, as each such capitalized term is defined in the Credit Agreement. The Secured Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Secured Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2025, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

The Total Leverage Ratio (as defined in the Credit Agreement) determines pricing under the Credit Agreement for the Term Loans A and the revolving credit facility. The interest rate on borrowings under the Credit Agreement is, at the Company’s option, the Base Rate, Term SOFR or, for non-US Dollar borrowings only, the Eurocurrency Rate (each such capitalized term as defined in the Credit Agreement), plus an applicable margin. The applicable margin, for the Term Loans A and the revolving credit facility, ranges from 1.00% to 1.75% for Term SOFR loans and Eurocurrency Rate loans and from 0.00% to 0.75% for Base Rate loans. The applicable margin, for the Term Loans B, is 3.00% for Term SOFR loans. In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.35% per annum, depending on the Total Leverage Ratio.

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

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at September 30, 2025 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

Operating activities: Cash provided by operating activities was $198 million and $171 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash provided by operating activities in the first nine months of 2025 was primarily due to a lower use of working capital, partially offset by higher cash paid for restructuring activities and pension contributions than in the same period in 2024.

Working capital was a use of cash of $238 million in the first nine months of 2025, compared to a use of cash of $359 million in the same period in 2024. The reduction in working capital as a use of cash for the nine months ended September 30, 2025 reflects lower inventory levels compared to the same period in the prior year. The Company’s use of its accounts receivable factoring programs resulted in a decrease to cash provided by operating activities of approximately $83 million and an increase of $2 million for the nine months ended September 30, 2025 and 2024, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of September 30, 2025 were comparable to September 30, 2024.

Investing activities: Cash utilized in investing activities was $309 million and $506 million for the nine months ended September 30, 2025 and 2024, respectively. Capital spending for property, plant and equipment was $339 million during the first nine months of 2025, compared to $509 million in the same period in 2024, reflecting lower spending as the Company was constructing a new plant in Bowling Green, Kentucky and several other expansion projects in 2024 that did not reoccur in the first nine months of 2025. The Company estimates that its full year 2025 capital expenditures is expected to range between approximately $400 million and $450 million. Net cash proceeds on the sale of miscellaneous assets was $26 million and $19 million, for the nine months ended September 30, 2025 and 2024, respectively, reflecting higher proceeds on the sale of land and buildings of previously closed plants in the Americas and Europe.

Financing activities: Cash utilized in financing activities was $103 million and cash provided by financing activities was $184 million for the nine months ended September 30, 2025 and 2024, respectively. Financing activities included additions to long-term debt of $2,302 million and $1,096 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Financing activities included repayments of long-term debt of $2,333 million and $923 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Short-term loans increased by $10 million and $77 million for the nine months ended September 30, 2025 and 2024, respectively. During each of the nine-month periods ended September 30, 2025 and 2024, the Company repurchased $30 million of its common stock. For the nine months ended September 30, 2025, the Company paid $23 million for hedging activity.

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

There have been no other material changes in critical accounting estimates at September 30, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to achieve expected benefits from cost management, efficiency improvements, and profitability initiatives, such as its Fit to Win program, including expected impacts from production curtailments, reduction in force and furnace closures, (2) the general political, economic, legal and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade policies and disputes, financial market conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates, changes in laws or policies, legal proceedings involving the Company, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (3) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (4) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (5) changes in consumer preferences or customer inventory management practices, (6) the continuing consolidation of the Company’s customer base, (7) impacts from the Company’s decision to halt further MAGMA development and operations, (8) unanticipated supply chain and operational disruptions, including higher capital spending, (9) seasonality of customer demand, (10) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (11) labor shortages, labor cost increases or strikes, (12) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (13) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (14) any increases in the underfunded status of the Company’s pension plans, (15) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the company or its third-party service providers, (16) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (17) risks associated with operating in foreign countries, (18) foreign currency fluctuations relative to the U.S. dollar, (19) changes in tax laws or global trade policies, (20) the Company’s ability to comply with various environmental legal requirements, (21) risks related to recycling and recycled content laws and regulations, (22) risks related to climate-change and air emissions, including related laws or regulations and increased environmental, social and governance scrutiny and changing expectations from stakeholders, and the other risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  Except as disclosed in Note 10 to the Condensed Consolidated Financial Statements, no such proceedings were pending or contemplated as of September 30, 2025.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in risk factors at September 30, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, the Company purchased 647,440 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $50 million remained available for purchases under this program as of September 30, 2025. The share repurchase program has no expiration date. The following table provides information about the Company’s purchases of its common stock during the three months ended September 30, 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31, 2025	647	15.43	647	50
August 1 - August 31, 2025				50
September 1 - September 30, 2025				50
Total	647	15.43	647

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit 4.1˄

Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated September 30, 2025, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Wells Fargo Bank, National Association, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to O-I Glass, Inc.’s Current Report on Form 8-K filed on October 1, 2025, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.1*	Third Amended and Restated Directors Deferred Compensation Plan.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarterly period ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data file (formatted as iXBRL and contained in Exhibit 101).

˄ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

O-I GLASS, INC.

Date	November 5, 2025	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer