Form 10-K
period 2025-12-31
O-I Glass, Inc. /DE/
filed 2026-02-12
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value (based on the consolidated tape closing price on June 30, 2025) of the voting and non-voting common equity held by non-affiliates of the Company was approximately $1,134,960,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by the Company or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value of O-I Glass, Inc. outstanding as of January 30, 2026 was 152,361,609.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the O-I Glass, Inc. Proxy Statement for the Annual Meeting of Share Owners to be held Wednesday, May 13, 2026 (“2026 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

General Development of Business

O-I Glass, Inc., a Delaware corporation (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the leading manufacturers of glass containers in the world with 64 glass manufacturing plants in 18 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

Beginning in 2024, the Company commenced a strategic review of its global profitability and manufacturing footprint, known as its Fit to Win initiative. This program is focused on the reduction of redundant production capacity and the optimization of its network, as well as streamlining other costs, such as selling, general and administrative expenses. The Fit to Win initiative is expected to last at least through 2026. Since undertaking this review, the Company has announced the idling of capacity or closing of a number of facilities and job eliminations. The Company believes these actions will contribute to optimizing shareholder returns.

Company Strategy

The Company has established a new vision: Together, we put the power of glass within reach of everyone, every day. To achieve this, the Company has developed a value creation roadmap that guides its strategic initiatives over three horizons:

Horizon 1: Fit to Win - The immediate focus is on reducing the cost base to enhance the Company’s competitive position, which will improve performance, create shareholder value, and enable future profitable growth. This involves reshaping selling, general, and administrative expenses, enhancing total organizational effectiveness, and optimizing the value chain and its network. By improving productivity and reducing costs, the Company aims to drive economies of scale across the manufacturing network.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales volume. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Campari, Carlsberg, Coca-Cola, Diageo, Heineken, Molson Coors, Nestle, and Pernod Ricard. The Company had one customer, which is a customer in both the Europe and Americas segments, that accounted for approximately 10% of consolidated net sales for the year ended December 31, 2025.

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

Americas. The Company has 30 glass container manufacturing plants in the Americas region located in Brazil, Canada, Colombia, Ecuador, Mexico, Peru and the U.S. and interests in three joint ventures that manufacture glass containers. Also, the Company has a distribution facility in the U.S. used to import glass containers from its business in Mexico. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. In South America and Mexico, the Company maintains a diversified portfolio serving several markets, including alcoholic beverages (beer, wine and spirits), non-alcoholic beverages and food, as well as a large infrastructure for returnable/refillable glass containers.

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

Europe. The Company is one of the leaders in the glass container segment of the rigid packaging market in the European countries in which it operates, with 33 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain and the United Kingdom. These plants primarily produce glass containers for the alcoholic beverages (beer, wine and spirits), non-alcoholic beverages and food markets in these countries. The Company also has interests in two joint ventures that manufacture glass containers in Italy. Throughout Europe, the Company competes directly with a variety of glass container manufacturers including Verallia, Ardagh Group, Vetropack, Vidrala and BA Vidro.

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

Manufacturing

The Company has 64 glass manufacturing plants. It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

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

In the Americas’ businesses in the U.S. and Canada, more than 89% of the sales volume is represented by customer contracts that contain provisions that pass the commodity price of natural gas to the customer, effectively reducing the region’s exposure to changing natural gas market prices. In the Americas’ businesses in South America and Mexico, there is a combination of fixed price contracts, as well as energy pricing linked to variable commodities pricing. Also, in these countries, customer contracts generally allow for annual price adjustments for inflation, variability in energy costs, and foreign currency variation.

In Europe, the Company enters into long-term contracts for a significant amount of its energy requirements. These contracts have terms that range from one to three years.

The Company is also exploring various energy efficiency initiatives as well as the use of renewable energy and alternative lower-carbon fuels. The Company has set a goal of 40% renewable electricity use and a reduction of total energy consumption by 9% (2017 baseline) by 2030. While the Company cannot predict precisely how these efforts may impact its operations, the Company anticipates purchasing renewable electricity certificates (“RECs”) to meet at least a portion of these obligations. For the year ended December 31, 2025, the Company recognized approximately $4 million of expense related to the purchase of RECs. For more information, see Item 1A, “Risk Factors – Risks Related to Legal and Regulatory Matters, Sustainability and Climate Change.”

Research, Development and Engineering

The Company’s research and development activities are conducted principally at its corporate facilities in Perrysburg, Ohio.  The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, automatic inspection, light-weighting and further automation of manufacturing activities.

In the second quarter of 2025, the Company revised its approach regarding the use of research, development and engineering activities from those reported in previous years. Following a comprehensive evaluation, the Company decided to halt further MAGMA development and operations. The MAGMA program was the name given to the Company’s investments in modular glass melting furnaces and melting, fining, raw material and forming technologies, which sought to reduce the amount of capital required to install, rebuild and operate glass manufacturing lines and improve the ability to easily turn on and off glass manufacturing lines and adjust based on seasonality. The Company concluded that the MAGMA program had not met the operational and financial thresholds required. As a result of the decision to halt the MAGMA program, the Company recorded approximately $104 million of restructuring, asset impairment and other charges in the second quarter of 2025.

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

As of December 31, 2025, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers or requirements for certain levels of recycled content affecting various types of packaging, including glass containers. The structure and enforcement of such laws and regulations may impact the sales of the Company’s glass containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

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

Climate Change and Air Emissions

A number of governments globally are increasingly considering a variety of mandatory regulatory and legal requirements or voluntary initiatives (e.g., implementation of the Paris Climate Agreement and agreements at other conferences of the parties to the United Nations Framework Convention on Climate Change) in relation to climate-change or environmental issues. The Company is unable to predict what climate-change or environmental legal requirements may be adopted in the future, although it is aware that the trend is for more restrictive environmental and climate-related legislation and regulation to be introduced. The Company continually monitors its operations in relation to significant climate-change risks and environmental impact, has set environmental and climate-related goals and invests in projects to improve the environmental profile of its products and/or operations. As such, the Company has made expenditures for environmental improvements at certain of its facilities over the last several years and plans to continue making investments in manufacturing processes, technology and container design as it strives to reduce the impact that its products and operations have on the environment. The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

In Europe, the EUETS is a regulatory regime that facilitates emissions reductions in the EU. The Company’s manufacturing facilities that operate in EU countries that are subject to the EU Emissions Trading Scheme must surrender an amount of emissions allowances equal to the volume of their CO2 emissions, and if emissions exceed permitted volumes and allowances, purchase allowances in the market. The Company annually purchases additional allowances under the EUETS. In parallel with the implementation of the Carbon Border Adjustment Mechanism (CBAM) for imported products, the free allocation of allowances under the EUETS is expected to be phased out from 2026 to 2034 (with free allowances decreasing year over year during this period). Should the regulators significantly restrict the total number of emissions allowances available in the market, or significantly reduce the number of allowances freely allocated to the Company’s EU plants, or if the price of such allowances increases significantly, it could have a material effect on the Company’s financial condition and results.

In the Americas, the U.S., Mexico and Canada have engaged in significant legislative, regulatory and enforcement activities relating to greenhouse gas (“GHG”) emissions for years at the federal, state and provincial levels of government. In the U.S., the Environmental Protection Agency (the “EPA”) regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. The EPA has also proposed to rescind the 2009 GHG endangerment finding, which serves as the foundation for the agency’s regulation of GHG emissions; however, the ultimate outcome of this proposal is uncertain and may result in additional actions by other policymakers. For example, the State of New York recently adopted regulations requiring GHG emissions reporting from certain companies. New GHG regulations in any national or sub-national jurisdiction where the Company operates could have a significant long-term material impact on the Company’s operations that are affected by such regulations. Several jurisdictions, including the states of California and Washington in the U.S., Mexico, the Canadian federal government, the province of Quebec and Brazil among others, have adopted legislation aimed at reducing GHG emissions, either by explicitly price-based (e.g., carbon tax) or cap-and-trade programs. In South American countries, national and local governments are also considering potential regulations to reduce GHG emissions.

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

Human Capital Resources

The Company’s success and performance are directly related to the collective success and performance of every employee. The skills, experience and industry knowledge of its employees significantly benefit the Company’s operations and performance. The Company has approximately 19,000 employees and 64 plants spread across 18 countries.

The Company’s operating principles drive its behaviors. These operating principles are: making safety its number one priority; operating with transparency, teamwork and inclusivity; driving productivity, continuous improvement, and sustainability; building shared value with its customers; strengthening leadership through the business; and using economic profit to drive value creation. Led by its people’s knowledge and ambition, the Company is innovating to meet its customers’ ever-evolving needs to help build their brands and become valued partners. To facilitate talent attraction and retention, the Company seeks to provide a safe, inclusive, motivating and collaborative work environment with opportunities for its employees to grow and develop in their careers, regardless of background, to support employees through strong compensation, benefits and health and wellness programs, and identify programs that strive to build connections between its employees and their communities.

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

The Company seeks to make strategic investments into developing employees and the talent pipeline. To support retention and engagement, the Company evaluates workforce feedback and implements initiatives aimed at improving employee experience and addressing areas of concern.

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

Information About our Executive Officers

In the following table, the Company sets forth certain information regarding those persons currently serving as executive officers of O-I Glass, Inc. as of February 12, 2026.

Name and Age	Position
Gordon J. Hardie (62)	Chief Executive Officer since May 2024; President, Food & Ingredients at Bunge Ltd. 2018 – 2019; Managing Director at Bunge Ltd. 2011 – 2017; Managing Director at Morningside Partners, 2009 – 2011.
Darrow A. Abrahams (52)

Senior Vice President, General Counsel and Corporate Secretary since September 2020; Deputy General Counsel April 2020 – August 2020; Associate General Counsel, Dispute Resolution 2017 – 2020; Assistant General Counsel, Litigation 2015 – 2017; Senior Litigator 2012 – 2015.

Arnaud Aujouannet (56)

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

Randolph Burns (57)

Senior Vice President, Chief Administration and Sustainability Officer since October 2024; Vice President, Chief Sustainability and Corporate Affairs Officer April 2020 – October 2024; Vice President, Global Government Affairs & Legal Legacy Strategy December 2019 – April 2020; Vice President, Asbestos Litigation June 2017 – December 2019.

James Dalton (51)

Senior Vice President, Chief Human Resources and Technology Officer since October 2024; Chief Human Resources and Technology Officer August 2024 – October 2024; Vice President, Global Change and Integration May 2023 – October 2024; Vice President, Global Human Resources December 2019 – May 2023.

Donato Giorgio (52)

Senior Vice President, Chief Supply Officer since November 2025. President, Global Supply Chain at Essity January 2021 – October 2025; President, Global Manufacturing at Essity January 2019 – January 2021; President, Global Supply Tissue and Global Procurement March 2015 – December 2018.

Emmanuelle Guerin (51)

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

John A. Haudrich (58)

Senior Vice President and Chief Financial Officer since April 2019; Senior Vice President and Chief Strategy and Integration Officer 2015 – 2019; Vice President and Acting Chief Financial Officer 2015; Vice President Finance and Corporate Controller 2011 – 2015; Vice President of Investor Relations 2009 – 2011.

Eduardo Restrepo (44)

Senior Vice President, Business Operations Americas since February 2025. Managing Director O-I Mexico July 2024 – February 2025; Vice President, Global Manufacturing Operations September 2020 – August 2024; Vice President, Global Supply Chain and Cost Transformation January 2017 – August 2020.

ITEM 1A. RISK FACTORS

Risks Related to the Company’s Business and Industry

Global Profitability Improvement Initiatives—The Company’s ability to achieve expected benefits from cost management, efficiency improvements, and profitability initiatives, such as its Fit to Win initiative, including expected impacts from production curtailments, reductions in force and furnace closures, could have a material adverse effect on operations and financial condition.

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

Global Economic and Legal Environment—The global credit, financial, political, economic and legal environment could have a material adverse effect on operations and financial condition.

The global credit, financial, political, economic and legal environment can be negatively impacted by numerous events or occurrences, including political events, trade policies and disputes, acts of terrorism, hostilities or wars, natural disasters and public health issues, such as a pandemic. For example, the current conflicts between Russia and Ukraine and Hamas and Israel, as well as any further escalation or expansion of these conflicts, and any related economic sanctions or other impacts could adversely impact the global credit, financial, economic and legal environment, which could have a material adverse effect on the Company’s operations, including the following:

●Downturns in the business or financial condition of any of the Company’s customers or suppliers could result in a loss of revenues or a disruption in the supply of raw materials;
●Unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth and uncertainty surrounding international trade policies and regulations, changes in U.S. immigration policies, as well as disputes and protectionist measures, could negatively affect consumer demand for the Company’s products;
●Cost inflation, including as a result of imposition of or increase in tariffs, could negatively impact the Company’s costs for energy, labor, materials and services, and impact the Company’s profitability if increased costs are not fully passed on to customers through increased prices of the Company’s products;
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
●A significant weakening of the Company’s financial position or results of operations could result in noncompliance with the covenants under the Company’s indebtedness; and
●Legal proceedings arising from the Company’s business, including governmental investigations and other government actions could be costly, time-consuming and disruptive to the Company’s operations.

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

However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions, government-mandated curtailments or government-imposed allocations, tariffs or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, the Company may need to procure natural gas at then-current market prices, subject to market availability, which could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. Alternatively, for certain plants that have energy switching capabilities, the Company may decide to switch to a different energy source, which could also result in a significant increase in operating costs. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all. The occurrence of any of the foregoing could have a material adverse effect on the Company’s consolidated assets or results of operations.

Competition—The Company faces intense competition from other glass container producers and makers of alternative forms of packaging, as well as consolidation among competitors. Competitive pressures could adversely affect the Company’s financial health.

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

In addition, the glass manufacturing industry has been subject to increasing consolidation, which could result in existing competitors increasing their market share, create new competitors through business combinations and/or result in stronger competitors. The Company may be unable to compete successfully in an increasingly consolidated industry and cannot predict how industry consolidation will affect it.

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

Changes in consumer preferences for the food and beverages they consume, changes in customer inventory management practices and changes to products packaged in other substrates (especially during inflationary periods) have reduced and may continue to reduce demand for the Company’s products. Because many of the Company’s products are used to package consumer goods, the Company’s sales and profitability have been, and could continue to be, negatively impacted by changes in consumer purchasing preferences for those products, as well as changes in customer inventory management practices. Examples of such changes include, but are not limited to, lower sales of major domestic beer brands, shifts from beer to wine or spirits that results in the use of fewer glass containers, lower alcohol consumption and customer destocking to adjust inventory management practices. In periods of lower demand or when customers are destocking, the Company’s sales and production levels have decreased. For example, since 2023, the Company has experienced elevated inventory destocking across the value chain, especially related to wine, spirits and beer customers, and soft consumer consumption activity, which negatively impacted the Company’s glass container shipments. The occurrence of any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Artificial Intelligence—Risks related to the development and deployment of artificial intelligence technologies in the Company’s business operations, information systems, products, services and features, could result in reputational harm, financial harm, regulatory action or legal liability, and any failure to adapt to such technological developments or industry trends could adversely affect the Company’s competitiveness.

The Company is engaged in efforts to develop and deploy artificial intelligence technologies to improve the Company’s business operations, information systems, products, services and features. The development and use of artificial intelligence technologies can pose risks from intellectual property, data confidentiality, data protection and privacy perspectives, and also introduce ethical concerns, compliance issues, and security risks depending on the manner in which such technologies are developed and subsequently used. As artificial intelligence technologies rapidly develop and evolve and become subject to evolving regulatory requirements across the jurisdictions in which the Company operates, the safe and responsible integration of such technologies may impose significant costs on the Company, including costs related to the hiring of additional personnel who have relevant expertise. There is also no guarantee that the Company’s development or use of artificial intelligence will enhance its technologies or benefit its business operations, or produce or enhance products and services that are preferred by its customers. Any artificial intelligence technologies that the Company develops or utilizes may ultimately be deficient, inaccurate, biased, incomplete, ineffective or flawed, which could result in competitive harm, regulatory penalties, legal liability, brand or reputational harm and financial harm.

The Company uses artificial intelligence technologies licensed from third parties in its business operations, and its ability to continue to use such technologies at the scale needed may be dependent on access to specific third-party software and infrastructure. The Company cannot control the availability or pricing of such third-party artificial intelligence technologies, especially in a highly competitive environment, and it may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party artificial intelligence technologies become incompatible with the Company’s solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their artificial intelligence technologies are offered or terminate their relationship, the Company’s business operations may be harmed.

Further, a failure to timely and effectively use or deploy artificial intelligence technologies and integrate such technologies into new product offerings and services could negatively impact the Company’s competitiveness. The Company’s competitors may be more successful in incorporating artificial intelligence into their products and services or developing superior products and services with the aid of artificial intelligence technologies, which could impair the Company’s ability to compete effectively and adversely affect its results of operations.

Improvements to Glass Melting Technology—The Company’s inability to improve new glass melting technology in a cost-effective manner and introduce productivity, process and network optimization actions may affect its ability to transition to lower-carbon processes and competitiveness.

The Company’s success depends partially on its ability to improve its glass melting technology and introduce productivity processes and network optimization actions that lead to the emission of less carbon. As the result of the Company’s decision to halt further MAGMA development and operations in the second quarter of 2025, the Company’s future spending on research, development and engineering activities is expected to significantly decline. However, if the Company is unable to improve its glass melting technology through research and development or licensing of new technology, or implement such technology in a cost-effective manner, the Company may not be able to remain competitive with other packaging manufacturers. As a result, its business, financial condition, results of operations or ability to transition to lower carbon operations could be adversely affected.

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

Joint Ventures—Failure by joint venture partners to observe their obligations or commit additional capital could have a material adverse effect on operations.

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

The Company is party to a number of collective bargaining agreements with labor unions, which at December 31, 2025 covered approximately 72% of the Company’s employees directly associated with its operations in the U.S. and Canada. The principal collective bargaining agreement in the U.S. and Canada will expire on March 31, 2028. Approximately 83% of employees in South America and Mexico are covered by collective bargaining agreements. The collective bargaining agreements in South America and Mexico have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries, benefits and staff changes, and may impede efforts to restructure the Company’s workforce, including restructuring in connection with the Company’s Fit to Win initiative.

In addition, an increase in labor costs, strikes or other work stoppages, disruptions at the Company’s facilities or other labor disruptions could adversely affect its operations and increase expenses. A number of factors may adversely affect the labor force available to the Company, including unemployment subsidies, the need for enhanced health and safety protocols, changes in immigration policies and government regulations in the jurisdictions in which it operates. Increased competition for qualified labor could result in higher compensation costs for the Company, and a continuation of labor shortages, a lack of qualified labor or increased turnover could result in a significant disruption of its operations and/or higher ongoing labor costs. Any of these occurrences could have a material adverse effect on the Company’s consolidated operations.

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

Goodwill at December 31, 2025 totaled $1.49 billion, representing approximately 16% of total assets. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write-down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth. For example, the Company recorded a non-cash impairment charge of $445 million in the fourth quarter of 2023, which was equal to the remaining goodwill balance on North America’s reporting unit. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the fourth quarter of 2025 may have indicated an impairment of the goodwill related to the Company’s two other reporting units. There can be no assurance that anticipated financial results will be achieved, and the goodwill balances remain susceptible to future impairment charges. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $34 million, $32 million and $32 million to its defined benefit pension plans in 2025, 2024 and 2023, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

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

The Company has a significant amount of debt. As of both December 31, 2025 and December 31, 2024, the Company had approximately $5.0 billion of total debt outstanding.

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

The Company’s ability to make payments on, to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate endeavors depends on its ability to generate cash in the future. The Company makes no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short-term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short-term variable interest rates. At December 31, 2025, the Company’s debt that is subject to variable interest rates represented approximately 30% of total debt.

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

The Company operates manufacturing and other facilities throughout the world. Net sales from non-U.S. operations totaled approximately $4.7 billion, representing approximately 73% of the Company’s net sales for the year ended December 31, 2025. Operations outside the U.S. that accounted for 10% or more of consolidated net sales in 2025 were in France, Italy and Mexico. In addition, the Company is a 50% partner in joint ventures in Italy and Mexico.

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

In addition, existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products, such as Mexico and Canada, could have a material adverse effect on its business and financial results. In 2025, the U.S. accelerated a shift in U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. imposed new and/or additional tariffs on imports from Canada, China, Mexico and the European Union. Some of these countries subsequently announced retaliatory tariffs. However, during 2025, the amount of the import tariffs and the number of products subject to tariffs have changed numerous times based on action by the U.S. government, and certain of these tariffs have been subsequently suspended or modified. In addition, the United States-Mexico-Canada Agreement (“USMCA”) is subject to renewal in 2026. There can be no assurance that any newly negotiated terms in the USMCA will not adversely affect the Company’s business and the business of its customers. Changes in tariff and trade policies, including new or additional tariffs, a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced, and may continue to introduce, significant uncertainty into the market and affect the prices of and demand for the Company’s products, which could have a negative impact on the Company’s results of operations.

Many international legislative and regulatory bodies have enacted legislation and begun investigations of the tax practices of multinational companies, and, in the European Union, the tax policies of certain EU member states. One of these efforts has been led by the Organization for Economic Co-operation and Development (“OECD”), an international association of more than 35 countries including the United States. Focus areas include a Minimum Tax Directive including a global minimum tax of 15%, and base erosion and profit shifting, including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. On December 15, 2022, EU member states unanimously adopted the OECD Minimum Tax Directive (the “Directive”). The Directive required member states to incorporate similar provisions into their respective domestic laws, with the rules to initially become effective for fiscal years starting on or after December 31, 2023. Other countries outside the EU have taken similar actions. The application of the Directive in national legislation by OECD member states could have a material adverse impact on the net income and cash flow of the Company. In June 2025, the OECD Group of Seven countries issued a statement that it had reached a shared understanding with the United States Department of Treasury that U.S.-parented companies would be exempt from the Pillar Two undertaxed profits rule and the income inclusion rule. On January 5, 2026, the Organization for Economic Co-operation and Development (OECD) announced a political and technical agreement by the Inclusive Framework on a comprehensive package for a "side-by-side arrangement" (the Package). The Package, in the form of Administrative Guidance, includes a new Simplified Effective Tax Rate (ETR) Safe Harbour, a one-year extension of the Transitional Country-by-Country Reporting (CbCR) Safe Harbour, a new Substance-based Tax Incentive Safe Harbour and two Safe Harbours related to a Side-by-Side System. This Administrative Guidance will be incorporated into the Commentary to the Global Anti-Base Erosion (GloBE) Model Rules. The Package will be applicable as of 2026 for Substance-based Tax Incentive and Side-by-Side Safe Harbours and 2027 for other updates. New regulation impact will be determined by implementation of legislation in jurisdictions where the Company operates.

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

In the U.S., Canada, Europe and elsewhere, government authorities have adopted, modified, or are considering recycling and recycled-content laws and regulations, including EPR and DRS frameworks. EPR, DRS, and other recycling and recycled-content laws and regulations may impose fees, mandate certain recycling rates, require a minimum use of recycled materials, or result in limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact such legal requirements, which have the potential to influence customer and end-consumer packaging choices. As of December 31, 2025, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers or requirements for certain levels of recycled content affecting various types of packaging, including glass containers.

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

Moreover, in parallel with the implementation of the CBAM for imported products, the free allocation of allowances under the EUETS is expected to be phased out from 2026 to 2034 (with free allowances decreasing year over year during this period). Should the regulators significantly restrict the number of emissions allowances allocated for free to the Company’s plants, or significantly restrict the total number of emissions allowances available in the market, or if the price of such allowances increases significantly, these events could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In the Americas, the U.S., Mexico, and Canada have engaged in significant legislative, regulatory, and enforcement activities relating to GHG emissions for years at the federal, state and provincial levels of government. In the U.S., the EPA regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. The EPA has also proposed to rescind the 2009 GHG endangerment finding, which serves as the foundation for the agency’s regulation of GHG emissions; however, the ultimate outcome of this proposal is uncertain and may result in additional actions by other policymakers. For example, the State of New York recently adopted regulations requiring GHG emissions reporting from certain companies. New GHG regulations in any national or sub-national jurisdiction where the Company operates could have a significant long-term material impact on the Company’s operations that are affected by such regulations. Several jurisdictions, including the states of California and Washington in the U.S., Mexico, the Canadian federal government, the province of Quebec and Brazil among others, have adopted legislation aimed at reducing GHG emissions, either by explicitly price-based (e.g., carbon tax) or cap-and-trade programs. Additionally, smaller municipalities in the U.S. have engaged in legislative and regulatory activity to price carbon and other emissions. New GHG regulations or significant fluctuations in the values within a carbon-trading or carbon-tax framework in any country, state/province, or municipality where the Company operates could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Other regulations may also have a material impact. For more information, see the risk factor titled “ESG Scrutiny—Increased environmental, social and governance (ESG) scrutiny and changing expectations from stakeholders may impose additional costs or additional risks.”

The Company experiences a variety of impacts due to weather-related events, including severe weather and events related to climate change, which may include extreme storms, flooding, wildfires, extreme temperatures, and chronic changes in meteorological and hydrological patterns, across its 64 manufacturing facilities in 18 different countries. The frequency and severity of severe weather conditions that impact the Company’s business activities may be impacted by the effects of climate change, although it is currently impossible to predict with accuracy the scale of such impact. The Company’s customers and suppliers may be subject to similar impacts. These resulting impacts could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Continued growth in sustainability-focused regulation presents an increasing risk to the Company’s business. For example, various policymakers have adopted or are considering adopting rules—including the EU’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive and the state of California’s climate reporting requirements—that would require companies to engage in certain climate- or other ESG-related disclosures or actions. These requirements are expected to result in increased costs, require greater attention for the auditing of larger amounts of sustainability data, as well as potentially require other changes to the Company’s operations. Any failure to meet the requirements of these regulations could result in fines or other penalties. Such requirements are not uniform and may not be evenly interpreted or applied. This, along with efforts by some policymakers to constrain companies’ efforts on ESG matters, may increase the complexity and cost of compliance, as well as any associated risks.

In addition, from time to time, the Company engages in certain voluntary targets, disclosures, or other initiatives regarding ESG-related matters to improve the ESG profile of the Company or respond to stakeholder expectations; however, such initiatives often impose additional costs, and there is no guarantee that they may be completed either in the manner or timing initially intended or, in either case, have the desired effect. For example, many of these initiatives rely on methodologies, standards, or data that are complex, still evolving, and subject to varying interpretations. The Company’s approach to ESG matters also evolves over time, and there can be no guarantee that its approach will align with the expectations or preferences of any particular stakeholder. The Company’s operations, projects and growth opportunities require it to have strong relationships with various key stakeholders, including its share owners, employees, suppliers, customers, local communities and others. However, stakeholder expectations are not uniform and at times conflict. For example, the Company may not choose to engage in or pursue certain ratings, certifications, disclosure frameworks, or other initiatives, whether due to cost or other reasons, and the selection of certain initiatives over others may harm the Company’s reputation with stakeholders that prefer unselected standards or may otherwise adversely impact its business and results of operations. Both advocates and opponents of various ESG matters are increasingly engaging in activism, including litigation, to promote their perspective. Addressing stakeholder expectations involves inherent costs, and any failure or perceived failure to pursue or fulfill the Company’s ESG-related initiatives, navigate stakeholder expectations, or to satisfy various reporting standards could adversely impact its reputation, business activities or competitive advantage. Such ESG matters may also impact the Company’s suppliers and customers, which may compound or cause new impacts on its business, results of operations, or financial condition.

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

The Company’s management team is responsible for assessing and managing the Company’s material risks from cybersecurity threats. The Company has a Cybersecurity Steering Committee comprised of members of management, including the CHRTO and the Company’s Chief Information Security Officer (CISO), as well as other subject matter experts throughout the Company. The Cybersecurity Steering Committee has primary responsibility for the Company’s overall cybersecurity risk management program and supervises both internal cybersecurity personnel and retained external cybersecurity consultants. The experience of the members of the Cybersecurity Steering Committee includes the Company’s CHRTO, who has more than 20 years of experience across various industries, and the Company’s CISO, who has 30 years of IT experience, including nine years leading the Company’s Cybersecurity Team of IT security professionals, and who is a member of the Information Systems Audit and Control Association and the International Information System Security Certification Consortium.

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

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2025 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

Americas Operations
Brazil
Recife	Sao Paulo
Rio de Janeiro	Vitoria de Santo Antao

Canada
Brampton, Ontario(1)	Montreal, Quebec

Colombia
Soacha	Zipaquira

Ecuador
Guayaquil

Mexico
Guadalajara	Tlanepantla Estado de Mexico
Monterrey	Toluca
Queretaro	Tultitlan Estado de Mexico

Peru
Lurin

United States
Auburn, NY	Los Angeles, CA(1)
Bowling Green, KY	Muskogee, OK
Brockway, PA	Toano, VA
Crenshaw, PA	Tracy, CA
Danville, VA	Windsor, CO
Kalama, WA(1)	Winston-Salem, NC
Lapel, IN	Zanesville, OH

European Operations
Czech Republic
Dubi	Nove Sedlo

Estonia
Jarvakandi

France
Beziers	Vayres
Gironcourt	Veauche
Labegude	Vergeze
Puy-Guillaume	Wingles
Reims

Germany
Bernsdorf	Rinteln
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

ITEM 3. LEGAL PROCEEDINGS

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. Except as disclosed in Note 15 to the Consolidated Financial Statements, no such environmental proceedings were pending or contemplated as of December 31, 2025.

For further information on legal proceedings, see Note 15 to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHARE OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol OI. The number of share owners of record on December 31, 2025 was 542. Almost all of the outstanding shares were registered in the name of Depository Trust Company, or CEDE & Co., which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions.

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

The Company regularly purchases shares pursuant to a $100 million anti-dilutive share repurchase program authorized by the Board of Directors on May 14, 2024 that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. This repurchase program superseded and replaced a prior $150 million repurchase program authorized by the Board of Directors on February 9, 2021. The current program has no expiration date. The following table provides information about the Company’s purchases of its common stock during the three months ended December 31, 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
October 1 - October 31, 2025	814	$12.27	814	40
November 1 - November 30, 2025				40
December 1 - December 31, 2025				40
Total	814	$12.27	814

PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG O-I GLASS, INC., S&P 500, PEER GROUP
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
O-I Glass, Inc.
S&P 500 Index - Total Return
Peer Group

	December 31,
	2020	2021	2022	2023	2024	2025
O-I Glass, Inc.	$100.00	$101.08	$138.21	$137.60	$91.05	$123.96
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Packaging Group	100.00	110.76	84.82	87.46	86.09	87.49

NOTE: Data complete through last fiscal year. Corporate Performance Graph with peer group uses peer group only performance (excludes performance of the Company). Peer group indices use beginning of period market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

The graph above compares the performance of the Company’s Common Stock with that of a broad market index (the S&P 500 Composite Index) and a packaging group consisting of companies with lines of business or product end uses comparable to those of the Company for which market quotations are available.

The packaging group consists of: AptarGroup, Inc., Ardagh Group S.A., Ball Corp., Crown Holdings, Inc., O-I Glass, Inc., Sealed Air Corp., Silgan Holdings Inc., and Sonoco Products Co. The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2020 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

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

For discussion related to changes in financial condition and the results of operations for 2024 compared to 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 12, 2025.

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2025	2024
Net sales:
Americas	$3,641	$3,584
Europe	2,689	2,820
Reportable segment totals	6,330	6,404
Other	96	127
Net sales	$6,426	$6,531

	2025	2024
Net loss attributable to the Company	$(129)	$(106)
Net earnings attributable to noncontrolling interests	26	18
Net loss	(103)	(88)
Provision for income taxes	54	126
Earnings (loss) before income taxes	(49)	38
Items excluded from segment operating profit:
Retained corporate costs and other	107	134
Restructuring, asset impairment and other charges	443	206
Legacy environmental charge	4	11
Gain on sale of divested business and miscellaneous assets	(5)	(6)
Pension settlement and curtailment charges	5	5
Equity investment impairment		25
Interest expense, net	341	335
Segment operating profit	$846	$748

Americas	549	392
Europe	297	356
	$846	$748

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2025 with 2024

Net sales in 2025 decreased $105 million, or approximately 2%, compared to the prior year, primarily due to the impact from lower sales volumes and lower average selling prices, partially offset by favorable foreign currency translation.

Loss before income taxes changed by $87 million in 2025 compared to earnings before income taxes in 2024. This change was primarily due to higher restructuring, asset impairment and other charges and slightly higher interest expense, partially offset by higher segment operating profit and lower retained corporate and other costs.

Segment operating profit of reportable segments in 2025 was $98 million higher compared to the prior year, primarily due to lower operating costs, partially offset by lower net prices (net of cost inflation) and lower sales volumes. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiatives and several favorable discrete items, partially offset by temporary curtailments of production volumes, primarily in Europe, to balance supply and demand and reduce inventory levels and other items.

Net interest expense in 2025 increased $6 million compared to 2024, primarily due to higher write-offs of deferred finance fees and related charges for refinancing activity.

In 2025, the Company recorded net loss attributable to the Company of $129 million, or $0.84 per share, compared to a net loss attributable to the Company of $106 million, or $0.69 per share, in 2024. As discussed below, net loss attributable to the Company in 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments. These items increased net loss attributable to the Company by $378 million, or $2.44 per share, in 2025 and increased net loss attributable to the Company by $233 million, or $1.50 per share, in 2024.

Results of Operations—Comparison of 2025 with 2024

Net Sales

The Company’s net sales in 2025 were $6,426 million compared with $6,531 million in 2024, a decrease of $105 million, or approximately 2%. Average selling prices declined, which decreased net sales by $14 million in 2025. Glass container shipments, in tons, were down approximately 3% in 2025 (down approximately 2.5% excluding the impact of divestitures), which decreased net sales by approximately $172 million compared to the prior year. The Company believes that several factors also contributed to lower volumes in 2025, including challenging market conditions, a major project startup in Europe, inventory corrections in the Mexico and North America beer category related to changes in U.S. trade and immigration policies and the Company’s deliberate decisions to exit unprofitable business and shift toward lighter-weight and smaller format bottles. Finally, the Company’s shipments to higher value categories, such as premium spirits, food, non-alcoholic beverages and ready-to-drink, outperformed shipments to mainstream beer and wine categories. Favorable foreign currency exchange rates increased net sales by $112 million in 2025 compared to the prior year. Other sales were approximately $31 million lower in 2025 than in the prior year, driven by lower machine part sales.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2024		$6,404
Price	$(14)
Sales volume	(172)
Effects of changing foreign currency exchange rates	112
Total effect on net sales		(74)
Net sales— 2025		$6,330

Americas: Net sales in the Americas in 2025 were $3,641 million compared to $3,584 million in 2024, an increase of $57 million, or 2%. Higher selling prices in the region increased net sales by $136 million in 2025, driven by the pass through of higher cost inflation. Glass container shipments were 2% lower in 2025, which decreased net sales by approximately $57 million, due to subdued consumer demand, inventory corrections in the Mexico and North America beer category related to changes in U.S. trade and immigration policies and the Company’s deliberate decisions to exit unprofitable business as part of its network optimization efforts. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $22 million in 2025 compared to 2024, as the Brazilian Real and Mexican Peso weakened compared to the U.S. dollar.

Europe: Net sales in 2025 were $2,689 million compared to $2,820 million in 2024, a decrease of $131 million, or 5%. Lower average selling prices in Europe decreased net sales by $150 million in 2025. Glass container shipments decreased by approximately 3% in 2025, and this decreased net sales by approximately $115 million. The Company believes that net sales in 2025 were adversely impacted by challenging market conditions and a major project startup. Favorable effects of foreign currency exchange rate changes increased net sales by $134 million in 2025 compared to the prior year, as the Euro strengthened compared to the U.S. dollar.

Earnings (Loss) Before Income Taxes and Segment Operating Profit

Loss before income taxes was $49 million in 2025 compared to earnings before income taxes of $38 million in 2024, a change of $87 million.  This change was primarily due to higher restructuring, asset impairment and other charges and slightly higher interest expense, partially offset by higher segment operating profit and lower retained corporate and other costs.

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

Segment operating profit of reportable segments in 2025 was $846 million, compared to $748 million in 2024, an increase of $98 million, or 13%. This increase was primarily due to lower operating costs, partially offset by lower net prices (net of cost inflation) and lower sales volumes. Operating costs were favorably impacted by approximately $240 million of benefits from the Company’s Fit to Win initiative (exceeding management’s expectations) and several favorable discrete items that approximated $27 million, including several insurance settlements and an adjustment to its accrued liabilities for carbon emissions, partially offset by approximately $75 million related to temporary curtailments of production volumes, primarily in Europe, to balance supply and demand and reduce inventory levels and other items. Favorable foreign currency exchange rates increased segment operating profit by $14 million in 2025 compared to the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2024		$748
Net price (net of cost inflation)	$(65)
Sales volume	(41)
Operating costs	190
Effects of changing foreign currency rates	14
Total net effect on segment operating profit		98
Segment operating profit - 2025		$846

Americas: Segment operating profit in the Americas was $549 million in 2025, compared to $392 million in 2024, an increase of $157 million, or 40%. The impact of lower shipments discussed above resulted in a $15 million decrease to segment operating profit in 2025 compared to 2024. Higher selling prices exceeded higher cost inflation and resulted in a $41 million increase to segment operating profit in 2025. The effects of foreign currency exchange rates decreased segment operating profit by $9 million in 2025.

In addition, operating costs in 2025 were $140 million lower than in the prior year, primarily due to savings from the Company’s Fit To Win initiatives. Operating costs were also favorably impacted by approximately $20 million from the settlement of insurance claims, offset by approximately $20 million related to the temporary curtailments of production volumes to balance supply and demand and reduce inventory levels and other items.

In 2025, the Company finalized its plans for the permanent closure of several plants and furnaces and the elimination of a number of selling, general and administrative positions in the Americas in connection with its Fit to Win initiative. The Company will continue to monitor business trends and consider whether any additional temporary downtime or permanent capacity closures in the Americas will be necessary in future periods to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe was $297 million in 2025 compared to $356 million in 2024, a decrease of $59 million, or 17%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $106 million in 2025 compared to 2024 due to elevated competitive pressures. The impact of lower shipments discussed above decreased segment operating profit by approximately $26 million.

Partially offsetting this was the benefit of $50 million of lower operating costs in 2025 compared to 2024, driven by approximately $100 million of benefits from the Fit to Win initiatives and an approximate $7 million year-over-year favorable adjustment in the segment’s accrued liabilities for carbon emissions due to lower production levels. These benefits were partially offset by approximately $55 million related to temporary curtailments of production volumes to balance supply and demand and reduce inventory levels and lower earnings from joint ventures. The effects of foreign currency exchange rates increased segment operating profit by $23 million in 2025.

In 2025, the Company finalized its plans for the permanent closure of several plants and furnaces and the elimination of a number of selling, general and administrative positions in Europe in connection with its Fit to Win initiative. The Company will continue to monitor business trends and consider whether any additional temporary downtime or permanent capacity closures in Europe will be necessary in future periods to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Interest Expense, Net

Net interest expense in 2025 was $341 million compared to $335 million in 2024, an increase of $6 million or approximately 2%. This increase was primarily due to higher write-offs of deferred finance fees and related charges for refinancing activity.

Provision for Income Taxes

The Company’s effective tax rate from operations for 2025 was -110% compared to 332% for 2024.  The effective tax rate for 2025 differed from 2024 due to a net unfavorable tax rate on restructuring charges, partially offset by benefits from adjustments to tax attributes due to an agreement with Taxing Authorities in Europe, benefits from a European investment tax incentive and a change in the mix of geographic earnings.

Net Loss Attributable to the Company

For 2025, the Company recorded a net loss attributable to the Company of $129 million, or $0.84 per share, compared to a net loss attributable to the Company of $106 million, or $0.69 per share, for 2024. Net loss attributable to the Company in 2025 and 2024 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2025	2024
Restructuring, asset impairment and other charges	$(443)	$(206)
Equity investment impairment		(25)
Legacy environmental charge	(4)	(11)
Gain on sale of divested businesses and miscellaneous assets	5	6
Pension settlement and curtailment charges	(5)	(5)
Note repurchase premiums, the write-off of unamortized finance fees and third-party fees and settlement of a related interest rate swap	(7)	(2)
European tax incentive	22
Deferred tax benefits	21
Net provision for income tax on items above	38	11
Net impact of noncontrolling interests on items above	(5)	(1)
Total	$(378)	$(233)

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2025 were higher due to foreign currency effects compared to 2024.

This trend may not continue into 2026. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

Forward-Looking Operational and Financial Information

●	Despite challenging market conditions, the Company expects its sales volumes to be flat to slightly declining for the full year 2026 compared to 2025. Looking ahead, the Company expects 1-2% annual sales growth post-2027 as markets are expected to stabilize, strategic initiatives improve its cost position and the Company drives profitable growth in the next phase of its strategy.
●	Net prices (net of cost inflation) are expected to be unfavorable in 2026 and include approximately $150 million of higher energy costs in Europe as certain energy contracts are reset at higher cost levels.
●	Management anticipates generating at least $275 million of Fit To Win benefits in 2026. On a cumulative basis, the Company expects at least $750 million of Fit To Win benefits through 2027 (with 2024 as a baseline).
●	Cash provided by operating activities is expected to approximate $650 million for 2026, including approximately $150 million of restructuring payments. Capital expenditures in 2026 are expected to be approximately $450 million.
●	The Company is closely monitoring recent developments in Venezuela and recognizes that the situation remains fluid. At this time, the Company is not in a position to comment beyond noting its prior disclosures in its Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 16, 2021 (the “2020 10-K”). The 2020 10-K disclosed the sale of the rights, title, and interest in the amounts due under the arbitral award (the “Award”) issued by the International Centre for Settlement of

Investment Disputes (“ICSID”) in favor of OI European Group B.V. (“OIEG”), related to the 2010 expropriation of OIEG’s majority interest in two plants in Venezuela, to an Ireland domiciled investment fund. In the event there is any recovery related to the Award, the terms of the sale limit any potential additional payments OIEG may receive, and there can be no assurance that OIEG will receive any such payments.

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

For the year ending December 31, 2025, the European segment recognized approximately $28 million of expense related to emissions allowances to comply with the European Union Emissions Trading Scheme. In the Americas, the state of California in the U.S., Mexico, the Canadian federal government and the province of Quebec, among others, have adopted cap-and-trade or carbon pricing legislation aimed at reducing GHG emissions. As a result, the Americas segment recognized approximately $5 million of expense related to emissions credits and fees to comply with various country, state/province, or municipality laws or regulations. New laws or regulations, significant changes in the amount of emissions allowances granted to the Company or the Company’s manufacturing plants or significant fluctuations in the price or availability of these emissions credits could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Physical Effects and other Consequences of Climate Change

The Company experiences a variety of impacts due to weather-related events, including severe weather, and events related to climate change, which may include extreme storms, flooding, wildfires, extreme temperatures, and chronic changes in meteorological patterns, across its 64 manufacturing facilities in 18 different countries.  For example, in February 2021, severe weather conditions swept across the southern United States, curtailing access to natural gas and electricity for several of the Company’s facilities.  While the situation was most acute in Texas, access to natural gas in Mexico was also significantly impacted as Texas supplies natural gas to the country.  The Company estimates that segment operating profit in 2021 in the Americas was negatively impacted by approximately $38 million from the severe weather that occurred in February of 2021, which includes surcharges for usage or excess usage of electricity and natural gas during the period of severe weather, as well as the estimated impacts of higher energy costs, lost production downtime, lost sales, and the cost of incremental repairs.  Climate change may increase the frequency or severity of such events.

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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2025 were $107 million compared to $134 million in 2024. These costs decreased in 2025, primarily due to approximately $60 million of benefits from the Company’s Fit to Win initiative (exceeding management’s expectations) and an approximate $8 million one-time benefit from the settlement of a previously reserved royalty receivable in the fourth quarter of 2025, partially offset by higher management incentive expense and other costs.

The Company has initiated a strategic review of the remaining businesses in the former Asia Pacific region. This review is aimed at exploring options to maximize share owner value, focused on aligning the Company’s business with demand trends and improving the Company’s operating efficiency, cost structure and working capital management. The review has resulted in divestitures, corporate transactions or similar actions. This review is ongoing and could cause the Company to incur additional restructuring, impairment, disposal or other related charges in future periods.

Restructuring, Asset Impairment and Other Charges

For the year ended December 31, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $443 million (which included $117 million related to its decision to halt the MAGMA program) to Other expense, net in the Consolidated Results of Operations, related to the Fit to Win initiative. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($112 million), Europe segment ($245 million) and Retained corporate costs and other ($88 million). In addition, these charges also reflect approximately $2 million of other credits. As of December 31, 2025, the Company has incurred cumulative charges of approximately $646 million related to the Fit to Win initiative. Approximately $50 million of additional restructuring charges are expected in 2026 when management completes their assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the year ended December 31, 2024, the Company recorded restructuring and other charges of approximately $206 million to Other expense, net ($204 million) and Equity earnings ($2 million) in the Consolidated Results of Operations, primarily related to the Fit to Win initiative. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the

Americas segment ($79 million), Europe segment ($115 million) and Retained corporate costs and other ($14 million). These charges also reflect approximately $2 million of other credits.

See Note 10 to the Consolidated Financial Statements for further information.

Legacy Environmental Charges

From December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States had been engaged in litigation regarding the site in the U.S. District Court for the Northern District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. In 2024, the Company recorded charges of $11 million as its best estimate of this liability based on current information. In the first quarter of 2025, the Company and the NPS reached a tentative settlement, and the Company recorded a charge of approximately $4 million to Other expense, net in the Consolidated Results of Operations to augment its previous accrual balance related to this matter. In the third quarter of 2025, the consent order between the parties was approved by the U.S. District Court, and the Company paid $16.5 million to resolve this matter.

See Note 15 to the Consolidated Financial Statements for further information.

Gain on Sale of Divested Businesses and Miscellaneous Assets

For the year ended December 31, 2025, the Company recorded pre-tax gains of approximately $5 million on the sale of the land and buildings of previously closed plants and miscellaneous assets. These sales impacted the Americas and Europe segments, as well as retained corporate costs and other.

For the year ended December 31, 2024, the Company recorded a pretax gain of approximately $6 million on the sale of the land and buildings of previously closed plants in the Americas segment.

See Note 21 to the Consolidated Financial Statements for further information.

Pension Settlement and Curtailment Charges

In 2025, the Company settled a portion of its pension obligations and recorded approximately $5 million of pension settlement charges in Mexico.

In 2024, the Company settled a portion of its pension obligations and recorded approximately $5 million of pension settlement charges in Mexico.

See Note 11 to the Consolidated Financial Statements for further information.

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

At December 31, 2025, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, the U.S. dollar equivalent of $800 million in term loan A facilities ($799 million outstanding balance at December 31, 2025, net of debt issuance costs) and $650 million in term loan B facilities ($643 million outstanding balance at September 30, 2025, net of debt issuance costs). At December 31, 2025, the Company’s subsidiaries that are party to the Credit Agreement had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at December 31, 2025 was 5.66%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2025, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

Material Cash Requirements

The Company’s material cash requirements include the following:

●	Cash payments for debt repayments totaling $4,903 million (including finance leases) and ranging from $66 million to $1,086 million on an annual basis over the next five years (see Note 14 to the Consolidated Financial Statements). Assuming interest rates and scheduled maturities as of December 31, 2025, interest payments to service outstanding debt total approximately $1,118 million over the next five years;
●	Capital expenditures of approximately $450 million in 2026, for property, plant and equipment;
●	Cash contributions to its pension plans totaling approximately $81 million over the next three years, and cash contributions for other post-retirement benefits totaling $33 million through 2035 (see Note 11 to the Consolidated Financial Statements);
●	Cash payments for operating leases totaling $231 million (including imputed interest) and ranging from $24 million to $56 million on an annual basis over the next five years (see Note 12 to the Consolidated Financial Statements);
●	Cash payments approximating $150 million in 2026 for restructuring activities and are expected to taper thereafter; and
●	Cash payments for purchases obligations that consist primarily of contracted amounts for energy totaling approximately $1,328 million and ranging from $191 million to $527 million on an annual basis over the next five years. In cases where variable prices are involved, current market prices have been used to estimate these future purchases. The above amount does not include ordinary course of business purchase orders, because the majority of such purchase orders may be canceled. The Company does not believe such purchase orders will adversely affect its liquidity position.

Cash Flows

Operating activities: Cash provided by operating activities was $600 million for 2025, compared to $489 million of cash provided by operating activities for 2024. Despite a higher net loss in 2025, the increase in cash provided by operating activities in 2025 was primarily due to higher non-cash charges and lower working capital levels, partially offset by higher cash paid for restructuring payments.

Working capital provided $20 million of cash in 2025, compared to a use of cash of $125 million in 2024. Excluding the impact of exchange rates, the higher cash provided from working capital in 2025 was driven by lower receivables and inventory levels. The Company’s use of its accounts receivable factoring programs resulted in a decreases in net cash provided by operating activities of approximately $4 million and $7 million in 2025 and 2024, respectively. See Note 20 to the Consolidated Financial Statements for additional information. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of December 31, 2025 were comparable to December 31, 2024.

Cash payments for restructuring activities increased to $128 million in 2025 from $41 million in 2024 due to higher payments associated with the Company’s Fit to Win initiative, which will continue into at least 2026. The Company estimates that payments for restructuring activities will be approximately $150 million in 2026 and are expected to taper thereafter.

Investing activities: Cash utilized in investing activities was $368 million for 2025, compared to $620 million of cash utilized in investing activities for 2024. Capital spending for property, plant and equipment was $432 million in 2025, compared to $617 million in 2024, reflecting lower spending as the Company was constructing a new plant in Bowling Green, Kentucky and several other expansion projects in 2024 that did not reoccur in 2025. The Company estimates that its full year 2026 capital expenditures will be approximately $450 million.

The Company received approximately $56 million of net cash proceeds for the sale of miscellaneous businesses and other assets in 2025 compared to $29 million received in 2024. The Company received $8 million and paid $29 million related to hedging activity in 2025 and 2024, respectively.

Financing activities: Cash utilized in financing activities was $250 million for 2025 compared to $8 million of cash utilized by financing activities in 2024.  Financing activities in 2025 included additions to long-term debt of $2,526 million, which included the refinancing of the Company’s credit agreement.  Financing activities in 2025 also included the repayment of long-term debt of $2,643 million.  Financing activities in 2024 included additions to long-term debt of $1,102 million, which included the issuance of €500 million aggregate principal amount of 5.250% senior notes due 2029 and $300 million aggregate principal amount of 7.375% senior notes due 2032. Financing activities in 2024 also included the repayment of long-term debt of $1,043 million, which included the repurchase of €323.4 million aggregate principal amount of the Company’s 2.875% Senior Notes 2025 pursuant to a tender offer and the redemption of $300 million aggregate principal amount of the Company’s 6.375% Senior Notes due 2025. As a result of financing activities, the Company paid finance fees and premiums of $18 million and $13 million for 2025 and 2024, respectively.  Repayments under short-term loans were $30 million in 2025 compared to $17 million of borrowings in 2024.  The Company paid approximately $23 million related to hedging activity in 2025.

In May 2024, the Company’s Board of Directors authorized a $100 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers, and employees.  In each of 2025 and 2024, the Company repurchased $40 million of shares of the Company’s common stock under these share repurchase programs.  The Company intends to repurchase at least $40 million of shares of the Company’s common stock in 2026.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (the next 12 months) and long-term basis (beyond the next 12 months). However, as the Company cannot predict the conflict between Russia and Ukraine and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated but could be material. In addition, cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. At December 31, 2025 and December 31, 2024, the Company had approximately $678 million and $631 million, respectively, in cash and cash equivalents in certain of its foreign subsidiaries. The Company accrues withholding taxes for planned remittances in accordance with assertions under ASC 740 in regards to unremitted earnings. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements.

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

Impairment of Long-Lived Assets

Property, Plant and Equipment (PP&E) - The Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a segment or a component of a segment. If an impairment indicator exists, the Company first evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. Historically, most of the Company’s PP&E impairments have been due to restructuring activities that result in the closure of plant sites or disposal of furnaces or other PP&E.  All PP&E impairments recorded during 2025, 2024 and 2023 were due to restructuring activities. In these cases, the asset group’s carrying values are reduced to their fair values, which is their expected sale values of the real property less costs to sell.

Impairment testing on asset groups that are held for use requires estimation of projected future cash flows generated by the asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include, among other things: industry and market conditions, sales volume and prices, production costs and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. During 2025, 2024 and 2023, no impairment indicators were identified, and no impairment testing has been required related to PP&E asset groups that are held for use.

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

Goodwill at December 31, 2025 totaled approximately $1.49 billion, representing approximately 16% of total assets. As of December 31, 2025, the Company has three reporting units and includes $897 million of recorded goodwill to the Company’s Europe reporting unit, $590 million of recorded goodwill to the Company’s Latin America reporting unit and $0 of recorded goodwill to the Company’s North America reporting unit (subsequent to the 2023 impairment). During the fourth quarter of 2025, the Company completed its annual impairment testing and determined that no impairment existed. As of October 1, 2025, the BEV of the Company’s Europe reporting unit exceeded its carrying value by approximately 21%, while the BEV of the Company’s Latin America reporting unit substantially exceeded its carrying value. However, there can be no assurance that anticipated financial results will be achieved, and the goodwill balances remain susceptible to future impairment charges. Future changes in the Company’s cost of capital or expected cash flows may cause the Company’s goodwill to become impaired, resulting in a non-cash charge against the Company’s results of operations. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2025, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2026 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write-down of goodwill is necessary, then the Company will record a charge at that time. In the event the Company would be required to record a significant write-down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Pension Benefit Plans

Estimates - The determination of pension obligations and the related pension expense or credits to operations involves certain estimations. The most critical estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2025, the weighted average discount rate was 5.49% and 5.80% for U.S. and non-U.S. plans, respectively. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. In developing this assumption, the Company also considers the Plans’ asset mix and evaluates input from its third-party pension plan asset consultants, including their review of asset class return expectations. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. For purposes of determining pension charges and credits in 2025, the Company’s estimated weighted average expected long-term rate of return on plan assets is 5.75% for U.S. plans and 5.12% for non-U.S. plans compared to 5.75% for U.S. plans and 5.14% for non-U.S. plans in 2024. The Company recorded pension expense (exclusive of settlement and curtailment charges) of $31 million, $32 million, and $30 million in 2025, 2024, and 2023, respectively. Depending on currency translation rates, the Company expects to record approximately $34 million of total pension expense for the full year of 2026. The 2026 pension expense will reflect a 5.75% and 5.16% expected long-term rate of return for the U.S. assets and non-U.S. assets, respectively.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $4 million and $7 million, respectively, in the pretax pension expense for the full year of 2026.

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

Foreign Currency Exchange Rate Risk

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results have foreign currency exchange risk as a result of translation exposure. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. The Company has hedged a portion of the net investment in international subsidiaries against fluctuations in the Euro through derivative financial instruments. The net fair value of these instruments was a net liability of approximately $196 million and $22 million at December 31, 2025 and 2024, respectively.

In addition, because the Company’s subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary. This strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. However, the Company has certain variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk.  At December 31, 2025 and 2024, the net fair value of such swap contracts was a net liability of approximately $77 million and $61 million, respectively.

As of December 31, 2025, the potential change in fair value for such financial instruments from a change of 10% in the quoted foreign exchange rates would be approximately $172 million.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Agreement (see Note 14 to the Consolidated Financial Statements for further information). The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt and, from time-to-time, may enter into interest rate swap agreements.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from (or payment of variable amounts to) a counterparty in exchange for the Company making (or receiving) fixed-rate payments.  As of December 31, 2025, based on the outstanding balances on the Company’s variable-rate debt (including the effect of the swap contracts), a one percentage point change in interest rates would change the Company’s annual net interest expense by $15 million.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations, including interest rate swap agreements, at December 31, 2025. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair Value at
(Dollars in millions)	2026	2027	2028	2029	2030	Thereafter	Total	12/31/2025
Long-term debt at variable rate:
Principal by expected maturity	$35	$54	$54	$48	$666	$614	$1,471	$1,481
Avg. principal outstanding	$1,454	$1,409	$1,355	$1,304	$947	$307
Avg. interest rate	5.71%	5.78%	5.80%	5.84%	6.84%	6.84%
Long-term debt at fixed rate:
Principal by expected maturity	$30	$639	$727	$609	$420	$1,007	$3,432	$3,505
Avg. principal outstanding	$3,417	$3,082	$2,400	$1,732	$1,217	$1,007
Avg. interest rate	6.13%	6.09%	6.01%	6.23%	6.94%	6.70%

The Company believes the near-term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2025.

Commodity Price Risk

The Company enters into commodity forward contracts and collars related to forecasted natural gas requirements, objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. At December 31, 2025 and 2024, the net fair value of such contracts was a net liability of approximately $2 million and $6 million, respectively.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to achieve expected benefits from cost management, efficiency improvements, and profitability initiatives, such as its Fit to Win initiative, including expected impacts from production curtailments, reduction in force and furnace closures, (2) the general credit, financial, political, economic, legal and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade policies and disputes, financial market conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates, changes in laws or policies, legal proceedings involving the Company, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (3) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current Ukraine-Russia and Israel-Hamas conflicts and disruptions in supply of raw materials caused by transportation delays), (4) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (5) changes in consumer preferences or customer inventory management practices, (6) the continuing consolidation of the Company’s customer base, (7) risks related to the development, deployment and use of artificial intelligence technologies, (8) the Company’s inability to improve glass melting technology in a cost-effective manner and introduce productivity, process and network optimization actions, (9) unanticipated supply chain and operational disruptions, including higher capital spending, (10) seasonality of customer demand, (11) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (12) labor shortages, labor cost increases or strikes, (13) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (14) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (15) any increases in the underfunded status of the Company’s pension plans, (16) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the Company or its third-party service providers, (17) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (18) risks associated with operating in foreign countries, (19) foreign currency fluctuations relative to the U.S. dollar, (20) changes in tax laws or global trade policies, (21) the Company’s ability to comply with various environmental legal requirements, (22) risks related to recycling and recycled content laws and regulations, (23) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders, and the other risk factors discussed in this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O-I Glass, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

Goodwill impairment assessment – Europe reporting unit
Description of the Matter

As of December 31, 2025, the Company’s goodwill balance associated with the Europe reporting unit was $897 million. As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if impairment indicators arise, by comparing the fair value of each reporting unit, which is determined by computing the business enterprise value (“BEV”), with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The outcome of the Company’s annual goodwill impairment test indicated that no impairment existed.

Auditing management’s goodwill impairment test for the Europe reporting unit was judgmental and complex because the determination of the BEV involves subjective management assumptions, specifically the weighted average cost of capital.  Changes in this assumption can have a material effect on the determination of the BEV.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the goodwill impairment review process, including management’s review of the assumption described above and the completeness and accuracy of the data used to develop the assumption.

To test management’s goodwill impairment assessment for the Europe reporting unit, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodology, evaluating the assumption discussed above, including the completeness and accuracy of the underlying data used to develop the assumption, and performing an independent sensitivity analysis. We also assessed the historical accuracy of management’s estimates. We involved our valuation specialists to assist with our evaluation of the Company’s valuation methodology and auditing of the weighted average cost of capital assumption used in the determination of the BEV of the Europe reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1987.

Toledo, Ohio
February 12, 2026

O-I Glass, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2025	2024	2023
Net sales	$6,426	$6,531	$7,105
Cost of goods sold	(5,317)	(5,486)	(5,609)
Gross profit	1,109	1,045	1,496
Selling and administrative expense	(434)	(445)	(540)
Research, development and engineering expense	(42)	(80)	(92)
Interest expense, net	(341)	(335)	(342)
Equity earnings	119	79	127
Other expense, net	(460)	(226)	(582)
Earnings (loss) before income taxes	(49)	38	67
Provision for income taxes	(54)	(126)	(152)
Net loss	(103)	(88)	(85)
Net earnings attributable to noncontrolling interests	(26)	(18)	(18)
Net loss attributable to the Company	$(129)	$(106)	$(103)

Basic earnings per share:
Net loss attributable to the Company	$(0.84)	$(0.69)	$(0.67)
Diluted earnings per share:
Net loss attributable to the Company	$(0.84)	$(0.69)	$(0.67)

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Dollars in millions

Years ended December 31,	2025	2024	2023
Net loss	$(103)	$(88)	$(85)
Other comprehensive income (loss):
Foreign currency translation adjustments	431	(496)	343
Pension and other postretirement benefit adjustments, net of tax	44	62	(3)
Change in fair value of derivative instruments, net of tax	(105)	29	(47)
Other comprehensive income (loss)	370	(405)	293
Total comprehensive income (loss)	267	(493)	208
Comprehensive income attributable to noncontrolling interests	(41)	(8)	(30)
Comprehensive income (loss) attributable to the Company	$226	$(501)	$178

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$759	$734
Trade receivables, net of allowances of $31 million and $30 million at December 31, 2025 and 2024, respectively	601	572
Inventories	1,002	963
Prepaid expenses and other current assets	239	209
Total current assets	2,601	2,478
Other assets:
Equity investments	735	661
Pension assets	128	92
Other assets	657	608
Intangibles, net	188	198
Goodwill	1,487	1,321
Total other assets	3,195	2,880

Property, plant and equipment:
Land, at cost	227	208
Buildings and equipment, at cost:
Buildings and building equipment	1,376	1,146
Factory machinery and equipment	6,326	5,527
Transportation, office and miscellaneous equipment	92	73
Construction in progress	362	834
	8,383	7,788
Less accumulated depreciation	4,936	4,492
Net property, plant and equipment	3,447	3,296
Total assets	$9,243	$8,654

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except share and per share amounts

December 31,	2025	2024
Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable	$1,201	$1,142
Salaries and wages	159	121
U.S. and foreign income taxes	41	49
Restructuring	131	75
Other accrued liabilities	395	357
Short-term loans	96	110
Long-term debt due within one year	66	306
Total current liabilities	2,089	2,160
Long-term debt	4,837	4,553
Deferred taxes	75	74
Pension benefits	202	193
Nonpension postretirement benefits	49	62
Other liabilities	546	407
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 183,530,836 and 184,851,162 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,031	3,053
Treasury stock, at cost, 30,558,356 and 30,783,642 shares, respectively	(667)	(677)
Retained earnings	548	676
Accumulated other comprehensive loss	(1,620)	(1,975)
Total share owners’ equity of the Company	1,294	1,079
Noncontrolling interests	151	126
Total share owners’ equity	1,445	1,205
Total liabilities and share owners’ equity	$9,243	$8,654

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED SHARE OWNERS’ EQUITY

Dollars in millions

	Share Owners’ Equity of the Company

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Share Owners' Equity
Balance on January 1, 2023	$2	3,079	(688)	885	(1,861)	111	1,528
Issuance of common stock (0.4 million shares)		5					5
Reissuance of common stock (0.6 million shares)		(1)	13				12
Shares repurchased (2.0 million shares)		(40)					(40)
Stock compensation (0.7 million shares)		43					43
Net earnings (loss)				(103)		18	(85)
Other comprehensive income					281	12	293
Distributions to noncontrolling interests						(6)	(6)
Other			(6)				(6)
Balance on December 31, 2023	2	3,086	(681)	782	(1,580)	135	1,744
Reissuance of common stock (0.8 million shares)		(7)	18				11
Shares repurchased (2.9 million shares)		(40)					(40)
Stock compensation (1.9 million shares)		14					14
Net earnings (loss)				(106)		18	(88)
Other comprehensive loss					(395)	(10)	(405)
Distributions to noncontrolling interests						(17)	(17)
Other			(14)				(14)
Balance on December 31, 2024	2	3,053	(677)	676	(1,975)	126	1,205
Reissuance of common stock (0.8 million shares)		(7)	18				11
Shares repurchased (3.3 million shares)		(40)					(40)
Stock compensation (1.4 million shares)		25					25
Net earnings (loss)				(129)		26	(103)
Other comprehensive income					355	15	370
Distributions to noncontrolling interests						(16)	(16)
Other			(8)				(8)
Balance on December 31, 2025	$2	$3,031	$(667)	$548	$(1,620)	$151	$1,445

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2025	2024	2023
Operating activities:
Net loss	$(103)	$(88)	$(85)
Non-cash charges (credits):
Depreciation	391	395	385
Amortization of intangibles and other deferred items	88	91	98
Amortization of finance fees and debt discount	10	10	11
Deferred tax provision	(65)	7	25
Pension expense	31	32	30
Stock-based compensation expense	25	14	43
Restructuring, asset impairment and related charges	445	208	97
Pension settlement and curtailment charges	5	5	19
Legacy environmental charge	4	11
Goodwill impairment			445
Equity investment impairment		25
Gain on sale of divested businesses and miscellaneous assets	(5)	(6)	(4)
Pension contributions	(34)	(32)	(32)
Cash paid for restructuring activities	(128)	(41)	(26)
Legacy environmental settlement paid	(17)
Change in components of working capital (See Note 20)	20	(125)	(148)
Other, net	(67)	(17)	(40)
Cash provided by operating activities	600	489	818
Investing activities:
Cash payments for property, plant and equipment	(432)	(617)	(688)
Contributions and advances to joint ventures		(3)	(10)
Cash proceeds on disposal of other businesses and misc. assets	56	29	11
Net cash proceeds (payments) for hedging activity	8	(29)	4
Cash utilized in investing activities	(368)	(620)	(683)
Financing activities:
Additions to long-term debt	2,526	1,102	1,332
Repayments of long-term debt	(2,643)	(1,043)	(1,298)
Increase (decrease) in short-term loans	(30)	17	47
Payment of finance fees	(18)	(13)	(22)
Cash payments for hedging activity	(23)		(40)
Distributions paid to noncontrolling interests	(16)	(17)	(6)
Shares repurchased	(40)	(40)	(40)
Other, net	(6)	(14)
Cash utilized in financing activities	(250)	(8)	(27)
Effect of exchange rate fluctuations on cash	43	(40)	32
Change in cash	25	(179)	140
Cash and cash equivalents at beginning of period	734	913	773
Cash and cash equivalents at end of period	$759	$734	$913

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular data dollars in millions

1. Significant Accounting Policies

Basis of Consolidated Statements The Consolidated Financial Statements of O-I Glass, Inc. (the “Company”) include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the Consolidated Financial Statements from dates of acquisition.

The Company uses the equity method of accounting for investments in which it has a significant influence and generally an ownership interest of 20% to 50%. The Company monitors other than temporary declines in fair value and records reductions in carrying values when appropriate.

Reclassifications Prior year restructuring liabilities of $75 million have been reclassified from Other accrued liabilities to be presented separately within the consolidated balance sheets to conform to the current year presentation.

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

New Accounting Standards Not Yet Adopted In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosures are required on an annual and interim basis. This ASU is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of this ASU.

In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (ASU 2025-06) which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-06 is not expected to significantly change the Company’s current accounting for internal-use software.

In December 2025, the FASB issued ASU 2025-10 "Accounting for Government Grants Received by Business Entities" (ASU 2025-10) to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20 "Accounting for Government Grants and Disclosure of Government Assistance". The new guidance is effective for public business entities in annual periods beginning after December 15, 2028, with early adoption permitted. ASU 2025-10 is not expected to significantly change the Company’s current accounting for incentives from federal, state, and local governments.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Financial information regarding the Company’s reportable segments is as follows:

	2025			2024			2023
	Americas	Europe	Total	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$3,641	$2,689	$6,330	$3,584	$2,820	$6,404	$3,865	$3,117	$6,982
Other			96			127			123
Net sales			$6,426			$6,531			$7,105

Less:
Cost of goods sold	2,982	2,245		3,053	2,317		3,181	2,314
Selling, administrative, engineering and research and development expenses	177	175		189	178		210	193
Equity earnings	(93)	(25)		(70)	(34)		(59)	(65)
Other segment expenses (income)	26	(3)		20	3		22	(7)
Segment operating profit	$549	$297	$846	$392	$356	$748	$511	$682	$1,193
Items excluded from segment operating profit:
Retained corporate costs and other			(107)			(134)			(224)
Charge for goodwill impairment									(445)
Restructuring, asset impairment and other charges			(443)			(206)			(100)
Equity investment impairment						(25)
Legacy environmental charge			(4)			(11)
Pension settlement and curtailment charges			(5)			(5)			(19)
Gain on sale of divested businesses and miscellaneous assets			5			6			4
Interest expense, net			(341)			(335)			(342)
Earnings (loss) before income taxes			$(49)			$38			$67

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Total assets:
2025	$4,731	$4,102	$8,833	$410	$9,243
2024	4,646	3,534	8,180	474	8,654
2023	5,218	3,949	9,167	502	9,669
Equity investments:
2025	$485	$212	$697	$38	$735
2024	446	182	628	33	661
2023	490	193	683	60	743
Equity earnings:
2025	$93	$25	$118	$1	$119
2024	70	34	104	(25)	79
2023	59	65	124	3	127
Capital expenditures:
2025	$199	$216	$415	$17	$432
2024	354	254	608	9	617
2023	459	221	680	8	688
Depreciation and amortization expense:
2025	$295	$168	$463	$16	$479
2024	296	169	465	21	486
2023	296	166	462	21	483

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	U.S.	Non-U.S.	Total
2025	$766	$2,867	$3,633
2024	927	2,570	3,497
2023	845	2,930	3,775

The Company’s net sales by geographic region are as follows:

	U.S.	Non-U.S.	Total
2025	$1,707	$4,719	$6,426
2024	1,686	4,845	6,531
2023	1,828	5,277	7,105

Operations outside the U.S. that accounted for 10% or more of consolidated net sales were in France (2025-12%, 2024-11%, 2023-11%), Italy (2025-13%, 2024-13%, 2023-13%), and Mexico (2025-14%, 2024-14%, 2023 -14%).

The Company had one customer, which is a customer in both the Europe and Americas segments, that accounted for approximately 10% of consolidated net sales for the year ended December 31, 2025.

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

For the years ended December 31, 2025 and 2024, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet. For the years ended December 31, 2025, 2024 and 2023, revenue recognized from prior periods (for example, due to changes in transaction price) was not material. The Company recognized revenue of approximately $52 million, $40 million and $42 million from sales to affiliates in 2025, 2024, and 2023 respectively.

The following table for the year ended December 31, 2025 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,018	$1,892	$3,910
Food and other	896	488	1,384
Non-alcoholic beverages	727	309	1,036
Reportable segment totals	$3,641	$2,689	$6,330
Other			96
Net sales			$6,426

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

At December 31, 2025 and 2024, the Company reported $601 million and $572 million of accounts receivable, respectively, net of allowances of $31 million and $30 million, respectively. Changes in the allowance were not material for the years ended December 31, 2025 or 2024.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

5. Inventories

Major classes of inventory are as follows:

	2025	2024
Finished goods	$781	$745
Raw materials	182	169
Operating supplies	39	49
	$1,002	$963

6. Equity Investments

At December 31, 2025, the Company’s ownership percentage in affiliates includes:

	O-I Ownership
Affiliates	Percentage	Business Type
Empresas Comegua S.A.	49.7%	Glass container manufacturer
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidriera SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Summarized information pertaining to the Company’s equity affiliates follows:

	2025	2024	2023
Equity in earnings:
Non-U.S.	$102	$75	$121
U.S.	17	4	6
Total	$119	$79	$127
Dividends received	$103	$101	$116

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2025	2024
At end of year:
Current assets	$683	$698
Non-current assets	1,634	1,405
Total assets	2,317	2,103
Current liabilities	536	502
Other liabilities and deferred items	267	230
Total liabilities and deferred items	803	732
Net assets	$1,514	$1,371

For the year:	2025	2024	2023
Net sales	$1,271	$1,207	$1,274
Gross profit	$345	$344	$351
Net earnings	$234	$213	$236

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2025, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X. As such, separate financial statements for the Company’s equity investments are not required to be filed with the Securities and Exchange Commission.

The Company made purchases of approximately $136 million and $121 million from equity affiliates in 2025 and 2024, respectively, and owed approximately $88 million and $77 million to equity affiliates as of December 31, 2025 and 2024, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Europe	Americas	Total
Balance as of January 1, 2023	$818	$995	$1,813
Impairment		(445)	(445)
Translation effects	30	75	105
Balance as of December 31, 2023	848	625	1,473
Translation effects	(48)	(104)	(152)
Balance as of December 31, 2024	800	521	1,321
Translation effects	97	69	166
Balance as of December 31, 2025	$897	$590	$1,487

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

During the fourth quarter of 2025, the Company completed its annual impairment testing and determined that no impairment existed. However, there can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the fourth quarter of 2025 may have indicated an impairment of the goodwill related to one or more of the Company’s reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2025, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Goodwill for the Americas segment is net of accumulated impairment losses of $1,040 million as of December 31, 2025 and 2024.

Intangible Assets

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $188 million and $198 million, which included accumulated amortization of $372 million and $345 million, for the years ended December 31, 2025 and 2024, respectively. Amortization expense for intangible assets was $27 million, $29 million and $32 million for the years ended December 31, 2025, 2024, and 2023, respectively. Estimated amortization related to intangible assets through 2030 is as follows: 2026, $25 million; 2027, $23 million; 2028, $22 million; 2029, $20 million and 2030, $19 million. No impairment existed on these assets at December 31, 2025.

The Company has determined that the fair value measurements related to the customer list intangible assets are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

8. Other Assets

Other assets (noncurrent) consist of the following at December 31, 2025 and 2024:

	2025	2024
Right of use lease assets	$186	$201
Repair parts	165	151
Deferred tax assets	138	79
Deferred returnable packaging costs	90	88
Capitalized software	34	37
Value added taxes	13	14
Other	31	38
	$657	$608

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $8 million, $7 million and $9 million for 2025, 2024 and 2023, respectively. Estimated amortization related to capitalized software through 2030 is as follows: 2026, $8 million; 2027, $7 million; 2028, $7 million; 2029, $6 million and 2030, $1 million.

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

An unrecognized loss of $0 and $2 million at December 31, 2025 and December 31, 2024, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI at December 31, 2025 and December 31, 2024.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $1 million and $12 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at December 31, 2025 and December 31, 2024, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In 2025, the Company terminated a portion of its cross-currency swaps, which resulted in a $17 million payment which is included in Net cash payments for hedging activity in the financing activities section of the Consolidated Cash Flows.

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

In 2025, the Company paid $6 million related to the maturity of two net investment hedges which is included in Net cash payments for hedging activity in the financing activities section of the Consolidated Cash Flows.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at December 31, 2025 and 2024:

	Fair Value of
	Hedge Assets		Hedge Liabilities
	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$—	$—	$2	$6
Fair value hedges of foreign exchange risk (b)	1	8	78	69
Net investment hedges (c)	11	7	207	29
Total derivatives accounted for as hedges	$12	$15	$287	$104
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)	2	2		10
Total derivatives	$14	$17	$287	$114

Current	$14	$17	$71	$12
Noncurrent			216	102
Total derivatives	$14	$17	$287	$114

(a)	The notional amount of the commodity forward contracts and collars was approximately 9 million British Thermal Units (“BTUs”) and 28 million BTUs at December 31, 2025 and December 31, 2024, respectively. The maximum maturity dates are in 2027 at December 31, 2025 and December 31, 2024.
(b)	The notional amounts of the fair value hedges of foreign exchange risk were $400 million and $816 million at December 31, 2025 and December 31, 2024, respectively. The maximum maturity dates were in 2030 at December 31, 2025 and December 31, 2024.
(c)	The notional amounts of the net investment hedges were €1,176 million and €483 million at December 31, 2025 and December 31, 2024, respectively. The maximum maturity dates are in 2028 at December 31, 2025 and 2026 at December 31, 2024.
(d)	The notional amounts of the foreign exchange derivative contracts were $526 million and $680 million at December 31, 2025 and December 31, 2024, respectively. The maximum maturity dates are in 2026 at December 31, 2025 and 2025 at December 31, 2024.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The effects of derivative instruments on the Company’s Consolidated Results of Operations and Comprehensive Income (Loss) for OCI for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives designated as hedging instruments:	2025	2024	2023	2025		2024	2023
Cash Flow Hedges
Commodity forward contracts and collars (a)	$4	$(3)	$(27)	$		$(10)	$(21)
Cash flow hedges of foreign exchange risk (b)			(3)				(4)
Net Investment Hedges
Net Investment Hedges	(104)	36	(21)		12	6	5
	$(100)	$33	$(51)		$12	$(4)	$(20)

	Amount of Loss Recognized in Other income (expense), net
Derivatives not designated as hedges:	2025	2024	2023
Foreign exchange derivative contracts	$28	$(36)	$(12)

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

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal, where applicable) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through December 31, 2025 and December 31, 2024, the remaining carrying value of the impaired assets was $0.

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately while minor initiatives are presented on a combined basis.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Since 2024, the Company’s only major restructuring program was the Fit to Win initiative, which is expected to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses.  Details regarding charges, payments and other changes to the Fit to Win restructuring accruals are presented in the table below. This major restructuring program is expected to last at least through 2026, and management expects approximately $50 million of additional restructuring charges will be incurred with this program in 2026 (approximately $700 million cumulative charges) when management completes their assessment to reduce redundant production capacity and streamline costs.

For the year ended December 31, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $445 million to Other expense, net in the Consolidated Results of Operations, related to the Fit to Win initiative. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($112 million), Europe segment ($245 million) and Retained corporate costs and other ($88 million). As of December 31, 2025, the Company has incurred cumulative charges of approximately $646 million related to the Fit to Win initiative. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the year ended December 31, 2024, the Company recorded restructuring, asset impairment and other charges of approximately $208 million to Other expense, net ($206 million) and Equity earnings ($2 million) in the Consolidated Results of Operations, of which $201 million related to the Fit to Win initiative. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($79 million), Europe segment ($115 million) and Retained corporate costs and other ($14 million). As of December 31, 2024, the Company has incurred cumulative charges of $201 million related to the Fit to Win initiative.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2024 through December 31, 2025:

	Fit to Win Initiative			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2024	$—	$—	$—	$27	$—	$12	$39
Charges	73	109	19	1	4	2	208
Write-down of assets to net realizable value		(109)			(4)		(113)
Net cash paid, principally severance and related benefits	(14)		(1)	(19)		(7)	(41)
Other, including foreign exchange translation	(8)			(2)		(3)	(13)
Balance at December 31, 2024	$51	$—	$18	$7	$—	$4	$80
Charges	157	217	71				445
Write-down of assets to net realizable value		(217)					(217)
Net cash paid, principally severance and related benefits	(106)		(18)	(3)		(1)	(128)
Other, including foreign exchange translation	11		(1)	(4)		(3)	3
Balance at December 31, 2025	$113	$—	$70	$—	$—	$—	$183

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

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Obligations at beginning of year	$793	$866	$615	$727
Change in benefit obligations:
Service cost	5	6	9	9
Interest cost	43	43	37	35
Actuarial (gain) loss	8	(45)	(4)	(56)
Settlements			(20)	(15)
Curtailments			(6)	(2)
Benefit payments	(77)	(78)	(42)	(41)
Foreign currency translation			60	(42)
Net change in benefit obligations	(21)	(73)	34	(112)
Obligations at end of year	$772	$793	$649	$615

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Fair value at beginning of year	$794	$837	$505	$564
Change in fair value:
Actual gain (loss) on plan assets	88	30	18	(12)
Benefit payments	(77)	(78)	(42)	(41)
Employer contributions	2	5	32	27
Participant contributions			1	1
Settlements			(20)	(15)
Foreign currency translation			36	(19)
Net change in fair value of assets	13	(43)	25	(59)
Fair value at end of year	$807	$794	$530	$505

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Plan assets at fair value	$807	$794	$530	$505
Projected benefit obligations	772	793	649	615
Plan assets less than projected benefit obligations	35	1	(119)	(110)
Items not yet recognized in pension expense:
Actuarial loss	280	321	297	283
Prior service cost			8	9
	280	321	305	292
Net amount recognized	$315	$322	$186	$182

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2025 and 2024 as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Pension assets	$38	$8	$90	$84
Current pension liability, included with other accrued liabilities	(1)	(1)	(9)	(7)
Pension benefits	(2)	(6)	(200)	(187)
Accumulated other comprehensive loss	280	321	305	292
Net amount recognized	$315	$322	$186	$182

The following changes in plan assets and benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2025 and 2024 as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Current year actuarial (gain) loss	$(29)	$(22)	$5	$(14)
Amortization of actuarial loss	(12)	(14)	(8)	(10)
Settlement			(6)	(4)
Foreign currency translation			23	(9)
	$(41)	$(36)	$14	$(37)

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023
Service cost	$5	$6	$6	$9	$9	$8
Interest cost	43	43	45	37	35	38
Expected asset return	(50)	(53)	(55)	(32)	(32)	(30)
Amortization:
Actuarial loss	11	14	9	8	10	9
Net expense	$9	$10	$5	$22	$22	$25

In addition to the above net pension expense, in 2025, 2024, and 2023, the Company also settled a portion of its pension obligations in the U.S., Canada and Mexico, resulting in settlement charges of approximately $6

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

million, $5 million, and $6 million, respectively. In 2025 and 2023, the Company also recorded a curtailment (credit) charge of ($1 million) and $13 million, respectively.

The components of pension expense, other than the service cost component, as well as pension curtailment and settlement charges are included in Other expense, net in the Consolidated Results of Operations.

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year-end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2025	2024	2025	2024	2025	2024	2025	2024
Projected benefit obligations	$3	$257	$246	$227	$3	$257	$246	$227
Accumulated benefit obligation	3	257	217	199	3	257	217	199
Fair value of plan assets	—	250	38	32	—	250	38	32

The accumulated benefit obligation for all defined benefit pension plans was $1,390 million and $1,379 million at December 31, 2025 and 2024, respectively.

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Discount rate	5.49%	5.66%	5.80%	5.74%
Rate of compensation increase	N/A	N/A	3.45%	3.27%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023
Discount rate	5.66%	5.18%	5.48%	5.74%	5.12%	5.52%
Rate of compensation increase	N/A	N/A	N/A	3.27%	3.24%	3.28%
Expected long-term rate of return on assets	5.75%	5.75%	5.75%	5.12%	5.14%	4.67%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2025, the Company’s weighted average expected long-term rate of return on assets was 5.75% for the U.S. plans and 5.12% for the non-U.S. plans. In developing this assumption, the Company considered the Plans’ asset mix and long-term average returns and evaluated input from its third-party pension plan asset consultants, including their review of asset class return expectations.

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

The assets of the U.S. plans are maintained in a group trust and hold no individual assets other than the investment in the group trust. U.S. pension plan assets are measured at net asset value in the fair value hierarchy and amounted to $807 million and $794 million as of December 31, 2025 and 2024, respectively. In 2025, the group trust assets consisted of approximately 31% equity securities and 69% debt securities.

In 2025, the non-U.S. plan assets consisted of approximately 93% debt securities, 3% equity securities and 4% diversified funds and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2025 and 2024:

	2025						2024
	Level 1	Level 2		Level 3		Total	Level 1	Level 2		Level 3		Total
Cash and cash equivalents	$13	$		$		$13	$12	$		$		$12
Debt securities	21					21	17					17
Total	$34		$—		$—		$29		$—		$—
Investments measured at net asset value						$496						$476
Total non-U.S. assets at fair value						$530						$505

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $19 million in 2026.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2026	$69	$49
2027	68	48
2028	67	49
2029	66	51
2030	65	54
2031-2035	298	283

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the United Kingdom, and the Netherlands. Participants’ contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $32 million in 2025, $34 million in 2024, and $35 million in 2023.

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

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Obligations at beginning of year	$19	$21	$46	$50
Change in benefit obligations:
Service cost			1	1
Interest cost	1	1	2	2
Actuarial (gain) loss	(3)	(1)	(11)	(1)
Benefit payments	(2)	(2)	(2)	(2)
Plan amendments	(1)
Foreign currency translation			3	(4)
Net change in benefit obligations	(5)	(2)	(7)	(4)
Obligations at end of year	$14	$19	$39	$46

The actuarial (gain) loss for the Company’s postretirement benefit obligations in 2025 and 2024 was primarily related to changes in discount rates.

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Postretirement benefit obligations	$(14)	$(19)	$(39)	$(46)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain	(29)	(29)	(40)	(30)
Prior service credit	(2)
	(31)	(29)	(40)	(30)
Net amount recognized	$(45)	$(48)	$(79)	$(76)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2025 and 2024 as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Current nonpension postretirement benefit, included with Other accrued liabilities	$(1)	$(1)	$(3)	$(2)
Nonpension postretirement benefits	(13)	(18)	(36)	(44)
Accumulated other comprehensive loss	(31)	(29)	(40)	(30)
Net amount recognized	$(45)	$(48)	$(79)	$(76)

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following changes in benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2025 and 2024 as follows:

	U.S.			Non-U.S.
	2025		2024	2025	2024
Current year actuarial (gain) loss	$		$—	$(11)	$(1)
Amortization of actuarial gain (loss)			(9)	2	3
Amortization of prior service credit		(2)	9
Foreign currency translation				(2)	3
		$(2)	$—	$(11)	$5

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	1	1	1	2	2	2
Amortization:
Actuarial (gain) loss	(2)	8	8	(2)	(3)	(3)
Prior service credit		(8)	(9)
Net amortization	(2)	—	(1)	(2)	(3)	(3)
Net postretirement benefit cost	$(1)	$1	$—	$1	$—	$—

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023
Accumulated postretirement benefit obligation	5.43%	5.70%	5.18%	4.85%	4.65%	4.65%
Net postretirement benefit cost	5.70%	5.10%	5.48%	4.65%	4.65%	5.15%

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Health care cost trend rate assumed for next year	6.3%	6.5%	5.0%	5.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2033	2032	N/A	N/A

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2026	$1	$2
2027	1	2
2028	1	2
2029	1	2
2030	1	2
2031 - 2035	6	12

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $4 million in 2025, $4 million in 2024 and $5 million in 2023. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

Certain lease agreements include terms with options to extend the lease, however, none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed and do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the years ended December 31, 2025 and 2024, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial. Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company leases warehouses, office buildings, equipment and certain land and buildings under both operating and finance lease arrangements. Information related to these leases is as follows:

	Year ended December 31,
	2025	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$35	$21	$15
Interest on lease liabilities (included in Interest expense, net)	11	12	10
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	65	64	63
Total lease cost	$111	$97	$88

	Year ended December 31,
	2025	2024	2023
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$63	$62	$60
Operating cash flows from finance leases	11	12	10
Financing cash flows from finance leases	35	21	15
Right-of-use assets obtained in exchange for new operating lease liabilities	31	41	46

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	December 31,
	2025	2024
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$186	$201

Current operating lease liabilities (included in Other current liabilities)	45	41
Noncurrent operating lease liabilities (included in Other long-term liabilities)	151	169
Total operating lease liabilities	$196	$210

Finance leases:
Property, plant and equipment	$254	$261
Accumulated amortization	(83)	(60)
Property, plant and equipment, net	171	201

Current finance lease liabilities (included in Long-term debt due within one year)	38	32
Noncurrent finance lease liabilities (included in Long-term debt)	136	163
Total finance lease liabilities	$174	$195

Weighted-average remaining lease term (in years):
Operating leases	5.3	6.5
Finance leases	5.8	6.2
Weighted-average discount rate:
Operating leases	6.59%	6.72%
Finance leases	5.60%	5.75%

Maturity of lease liabilities	Operating leases	Finance leases
2026	$56	$46
2027	48	42
2028	36	39
2029	31	33
2030	24	24
2031 and thereafter	36	15
Total lease payments	231	199
Less: imputed interest	(35)	(25)
Total lease obligations	$196	$174

Minimum payments related to leases not yet commenced as of December 31, 2025	$—	$—

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

13. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2025	2024	2023
U.S.	$(271)	$(284)	$(455)
Non-U.S.	222	322	522
	$(49)	$38	$67

The US federal current provision includes foreign withholding taxes related to dividends and royalties paid by the Company's foreign subsidiaries. The provision for income taxes consists of the following:

	2025	2024	2023
Current:
U.S. federal	$13	$13	$13
U.S. state	1
Non-U.S.	105	106	114
	119	119	127
Deferred:
U.S. federal	—	—	(13)
U.S. state			(3)
Non-U.S.	(65)	7	41
	(65)	7	25
Total:
U.S. federal	13	13	—
U.S. state	1		(3)
Non-U.S.	40	113	155
	$54	$126	$152

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires a public entity to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The Company implemented this ASU in the disclosures below.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Reconciliations of the provision for income taxes based on the statutory U.S. Federal tax rate of 21% to the provision for income taxes are as follows:

	2025
		Percent of Pre-tax income
US federal statutory tax rate	$(10)	21%
State and local income taxes, net of federal income tax effect(a)	1	(2)%
Foreign tax effects
Brazil
Withholding tax	6	(13)%
Other	3	(6)%
Colombia
Statutory tax rate difference between Colombia and US	10	(20)%
Other	3	(7)%
France
Nontaxable or nondeductible items	13	(27)%
Other	(4)	7%
Mexico
Nontaxable or nondeductible items	7	(14)%
Withholding tax	12	(25)%
Other	4	(8)%
Netherlands
Equity earnings	(18)	36%
Nontaxable or nondeductible items	9	(19)%
Alternative minimum taxes	8	(17)%
Tax credits and incentives	(18)	36%
Other	(8)	16%
Poland
Tax credits and incentives	(33)	68%
Change in valuation allowance	11	(22)%
Spain
Nontaxable or nondeductible items	(7)	15%
Other foreign jurisdictions	6	(12)%
Effect of cross-border tax laws
Global intangible low-taxed income net of foreign tax credit	7	(13)%
Foreign currency gain/loss	(6)	12%
Tax credits	(5)	10%
Changes in valuation allowances	49	(100)%
Nontaxable or nondeductible items
Non deductible foreign expenses	13	(26)%
Other	5	(10)%
Global changes in unrecognized tax benefits	(4)	10%
Total income tax expense	$54	(110)%
(a)	State taxes in Pennsylvania, Kentucky and Texas for 2025 made up the majority (greater than 50%) of the tax effect in this category.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	2024	2023
Tax provision on pretax earnings at statutory U.S. Federal tax rate	$8	$14
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	12	5
Global intangible low taxed income and Foreign-derived intangible income, net of applicable GILTI credits	6	12
Goodwill impairment		85
Tax law changes	(1)	3
Change in valuation allowance	34	85
Tax attribute expiration	17	7
Withholding tax	12	14
Non-deductible expenses and taxable gains	36	13
Tax credits and incentives	(24)	(34)
Changes in tax reserves and audit settlements	4	(14)
Mexico inflationary adjustments	(1)	(5)
Equity earnings	(17)	(23)
Intercompany financing	18	(13)
Other taxes based on income	6	6
Other items	16	(3)
Provision for income taxes	$126	$152

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their relevant tax basis; and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Accrued postretirement benefits	$19	$23
Foreign tax credit carryovers	178	144
Operating, capital loss and interest carryovers	418	357
Other credit carryovers	36	29
Accrued liabilities	87	75
Pension liabilities	2	10
Operating lease liabilities	47	50
Other	130	61
Total deferred tax assets	917	749
Deferred tax liabilities:
Property, plant and equipment	121	113
Intangibles and deferred software	41	39
Operating lease right-of-use assets	45	48
Total deferred tax liabilities	207	200
Valuation allowance	(647)	(544)
Net deferred taxes	$63	$5

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2025 and 2024 as follows:

	2025	2024
Other assets	$138	$79
Deferred taxes	(75)	(74)
Net deferred taxes	$63	$5

The deferred tax expense associated with the increase in the valuation allowance of $103 million was primarily allocated $91 million income from continuing operations due to the primacy of continuing operations, changes in tax law and movements in non-U.S. currencies, and $12 million increase to other comprehensive income.

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

At December 31, 2025, before valuation allowance, the Company had unused foreign tax credits of $178 million, including $70 million expiring in 2026 through 2037 and $108 million that can be carried over indefinitely. Approximately $347 million of the deferred tax assets related to operating, capital loss and interest carryovers can be carried over indefinitely. The remaining operating, capital loss and interest carryforwards of $71 million expire between 2026 and 2044. Other credit carryovers include approximately $36 million of research tax credits expiring from 2026 to 2044.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Balance at January 1	$21	$41	$53
Additions and reductions for tax positions of prior years	(7)		(15)
Additions based on tax positions related to the current year	3	5
Reductions due to the lapse of the applicable statute of limitations
Reductions due to settlements		(24)	(1)
Foreign currency translation	1	(1)	4
Balance at December 31	$18	$21	$41
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$11	$10	$25
Accrued interest and penalties at December 31	$2	$2	$9
Interest and penalties included in tax expense for the years ended December 31	$—	$(8)	$1

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, Italy, Peru, Poland and the United States. The years under examination range from 2004 through 2023. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary.

The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s consolidated results of operations, financial position or cash flows. During 2025, the Company concluded income tax audits in several jurisdictions, including Germany and Hungary.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

14. Debt

The following table summarizes the long-term debt of the Company at December 31, 2025 and 2024:

	2025	2024
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loans A	799
Term Loans B	643
Previous Secured Credit Agreement:
Term Loans:
Term Loans A		1,338
Senior Notes:
5.375%, due 2025		17
2.875%, due 2025 ( €176 million at December 31, 2024)		183
6.625%, due 2027	610	609
6.250%, due 2028 (€600 million)	700	619
5.250%, due 2029 (€500 million)	581	514
4.750%, due 2030	397	397
7.250%, due 2031	684	683
7.375%, due 2032	297	296
Finance leases	174	195
Other	18	8
Total long-term debt	4,903	4,859
Less amounts due within one year	66	306
Long-term debt	$4,837	$4,553

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

At December 31, 2025, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, the U.S. dollar equivalent of $800 million in term loan A facilities ($799 million outstanding balance at December 31, 2025, net of debt issuance costs) and $650 million in term loan B facilities ($643 million outstanding balance at December 31, 2025, net of debt issuance costs). At December 31, 2025, the Company’s subsidiaries that are party to the Credit Agreement had unused credit of $1.24 billion available under the

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at December 31, 2025 was 5.66%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2025, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

Annual maturities for all of the Company’s long-term debt through 2030 and thereafter are as follows: 2026, $66 million; 2027, $693 million; 2028, $781 million; 2029, $657 million; 2030, $1,086 million; and 2031 and thereafter, $1,620 million.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at December 31, 2025, of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
6.625%, due 2027	$612	100.16	$613
6.250%, due 2028 (€600 million)	704	103.00	725
5.250%, due 2029 (€500 million)	587	103.21	606
4.750%, due 2030	400	96.86	387
7.250%, due 2031	690	102.20	705
7.375%, due 2032	300	101.47	304

15. Contingencies

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

The Company has recorded aggregate accruals of approximately $21 million and $35 million (undiscounted) as of December 31, 2025 and December 31, 2024, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation and monitoring costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows.

As part of the above, from December 31, 1956 through June 1967, the Company, via a wholly-owned subsidiary, owned and operated a paper mill located on the shore of the Cuyahoga River in Ohio, which is now part of the Cuyahoga Valley National Park that is managed by the National Park Service (“NPS”).  The Company and the United States had been engaged in litigation regarding the site in the U.S. District Court for the Northern

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

District of Ohio (Akron), with the United States claiming that the Company should pay $50 million as a remedy for certain soils at the site as well as its past and anticipated future costs. In 2024, the Company recorded charges of $11 million as its best estimate of this liability. In the first quarter of 2025, the Company and the NPS reached a tentative settlement, and the Company recorded a charge of approximately $4 million to Other expense, net in the Consolidated Results of Operations to augment its previous accrual balance related to this matter. In the third quarter of 2025, the consent order between the parties was approved by the U.S. District Court, and the Company paid $16.5 million to resolve this matter.

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

The Company has also been investigated by authorities in Ecuador for similar alleged anti-competitive conduct in that country. In November 2025, the Ecuadorian authorities notified the Company that they had no findings related to this investigation and were closing its investigation.

The Company is also being investigated by authorities in France for similar alleged anti-competitive conduct in that country. To date, the French authorities have not officially charged O-I’s business in that country with any violations of competition law. With regard to the above, the Company is committed to compliance with laws in the jurisdictions it operates and maintains policies and procedures regarding competition law.  If the authorities in France find that the Company or any of its subsidiaries or joint ventures violated competition law, they could levy fines, which amounts could be material. At this stage, the Company is unable to predict the ultimate outcome of the investigations, and any potential loss cannot be estimated.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2023	$(1,280)	$4		$(585)		$(1,861)
Change before reclassifications	331	(68)		(26)		237
Amounts reclassified from accumulated other comprehensive income (loss)		20	(a)	33	(b)	53
Translation effect		(4)		(14)		(18)
Tax effect		5		4		9
Other comprehensive income (loss) attributable to the Company	331	(47)		(3)		281
Balance on December 31, 2023	(949)	(43)		(588)		(1,580)
Change before reclassifications	(486)	28		40		(418)
Amounts reclassified from accumulated other comprehensive income		(4)	(a)	26	(b)	22
Translation effect		2		4		6
Tax effect		3		(8)		(5)
Other comprehensive income (loss) attributable to the Company	(486)	29		62		(395)
Balance on December 31, 2024	(1,435)	(14)		(526)		(1,975)
Change before reclassifications	416	(113)		41		344
Amounts reclassified from accumulated other comprehensive income (loss)		12	(a)	20	(b)	32
Translation effect				(14)		(14)
Tax effect		(4)		(3)		(7)
Other comprehensive income (loss) attributable to the Company	416	(105)		44		355
Balance on December 31, 2025	$(1,019)	$(119)		$(482)		$(1,620)
(a)	Amount is recorded to other income (expense), net and interest expense, net in the Consolidated Results of Operations (see Note 9 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 11 for additional information).

17. Stock Based Compensation

The Company has various nonqualified plans approved by share owners under which it has granted restricted shares and performance vested restricted share units. At December 31, 2025, there were 12,667,536 shares available for grants under these plans. Total compensation cost for all grants of shares and units under these plans was $25 million, $14 million and $43 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2025	1,217	$16.33
Granted	954	12.16
Vested	(663)	15.32
Forfeited	(189)	15.80
Nonvested at December 31, 2025	1,319	13.89
Awards granted during 2024		$16.83
Awards granted during 2023		$15.15

	2025	2024	2023
Total fair value of shares vested	$10	$13	$11

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2025	2,701	$17.86
Granted	1,728	13.54
Vested	(1,357)	14.56
Forfeited/Cancelled	(586)	15.86
Nonvested at December 31, 2025	2,486	17.10
Awards granted during 2024		$17.85
Awards granted during 2023		$16.18

Approximately 1,357,000 shares were issued in 2025 with a fair value at issuance date of $20 million related to performance vested restricted share units.

As of December 31, 2025, there was $22 million of total unrecognized compensation cost related to all restricted shares, restricted share units and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately two years.

18. Other Income (Expense), net

Other income (expense), net for the years ended December 31, 2025, 2024 and 2023 included the following:

	2025		2024		2023
Goodwill impairment (see Note 7)	$		$		$(445)
Restructuring, asset impairment and other charges		(443)		(206)	(100)
Pension settlement and curtailment charges (see Note 11)		(5)		(5)	(19)
Legacy environmental charge (see Note 15)		(4)		(11)
Gain on sale of divested businesses and miscellaneous assets (see Note 21)		5		6	4
Intangible amortization expense		(27)		(29)	(32)
Royalty income		17		21	24
Foreign currency exchange loss		(6)		1	(4)
Other income (expense), net		3		(3)	(10)
		$(460)		$(226)	$(582)

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2025	2024	2023
Numerator:
Net loss attributable to the Company	$(129)	$(106)	$(103)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,552	154,552	154,651
Effect of dilutive securities:
Stock options and other
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	153,552	154,552	154,651
Basic earnings per share:
Net loss	$(0.84)	$(0.69)	$(0.67)
Diluted earnings per share:
Net loss	$(0.84)	$(0.69)	$(0.67)

The diluted earnings per share computation for the years ended December 31, 2025, 2024, and 2023 excludes 270,763, 895,697, and 423,477 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options, unvested restricted stock units and performance vested restricted share units. For the years ended December 31, 2025, 2024, and 2023, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the net loss attributable to the Company.

20. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2025	2024	2023
Decrease (increase) in current assets:
Receivables - change in factoring	$(4)	$(7)	$7
Receivables - all other changes	61	21	144
Inventories	41	35	(174)
Prepaid expenses and other	(19)	10	4
Increase (decrease) in current liabilities:
Accounts payable	(45)	(95)	(102)
Accrued liabilities	(31)	(6)	(4)
Salaries and wages	25	(38)	(20)
U.S. and foreign income taxes	(8)	(45)	(3)
	$20	$(125)	$(148)

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing. Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Consolidated Balance Sheets. At December 31, 2025, 2024 and 2023, the total amount of trade receivables sold by the Company was $531 million, $535 million and $542 million, respectively. These amounts included $159 million, $155 million and $178 million at December 31, 2025, 2024 and 2023, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. For the years ended December 31, 2025, 2024 and 2023, the Company recorded expenses related to these factoring programs of approximately $19 million, $24 million and $23 million, respectively. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

In accordance with ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.  The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements, and the financial institutions do not provide the Company with incentives, such as rebates or profit sharing under the SCF Program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. Such obligations are classified as accounts payable in its Consolidated Balance Sheets. The Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of December 31, 2025 and December 31, 2024, the Company had approximately $69 million and $82 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program.

The Company’s outstanding obligations under the SCF Program are as follows:

Twelve Months Ended December, 31
2025
Confirmed obligations outstanding at the beginning of the year	$82
Invoices confirmed during the year	346
Confirmed invoices paid during the year	(359)
Confirmed obligations outstanding at the end of the year	$69

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Income taxes paid in cash were as follows:

	2025	2024	2023
Switzerland	$26	$22	$
Spain	19
Mexico	19	52		48
Colombia	17	11		12
Brazil	10			13
Peru	8	10		13
Italy	7	20		8
Ecuador	7	9
France	(8)	19		20
Other countries	12	18		33
Total income taxes paid in cash	$117	$161		$147

Interest paid in cash, including note repurchase premiums, for the years ended December 31, 2025, 2024 and 2023 was $328 million, $344 million and $301 million, respectively. Cash interest for the years ended December 31, 2025, 2024 and 2023 included $0 million, $0 million and $3 million of note repurchase premiums, respectively.

21. Divestitures

For the year ended December 31, 2025, the Company recorded pre-tax gains of approximately $5 million on the sale of the land and buildings of previously closed plants and miscellaneous assets. These sales impacted the Americas and Europe segments, as well as retained corporate costs and other.

For the year ended December 31, 2024, the Company recorded a pretax gain of approximately $6 million on the sale of the land and buildings of previously closed plants in the Americas segment.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2025.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O-I Glass, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, O-I Glass, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Toledo, Ohio
February 12, 2026

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to non-officer directors and corporate governance is included in the 2026 Proxy Statement in the sections entitled “Election of Directors,” “Audit Committee,” “Anti-Hedging and Pledging Policies” and, if applicable, “Delinquent Section 16(a) Reports” and such information is incorporated herein by reference.

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

Insider Trading Compliance Policy

The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Compliance Policy was filed as exhibit 19.1 to the 2024 Annual Report on Form 10-K and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Compensation and Talent Development Committee Interlocks and Insider Participation,” which are included in the 2026 Proxy Statement, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management,” which is included in the 2026 Proxy Statement, is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights(1)	outstanding options,	reflected in column (a))
Plan Category	(thousands)	warrants and rights (1)	(thousands)
Equity compensation plans approved by security holders	5,636	$—	12,667
Equity compensation plans not approved by security holders
Total	5,636	$—	12,667
(1)	Represents 5,635,557 restricted and performance share units, which do not provide for an exercise price and have been excluded from the weighted average exercise price in column (b). There are no outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Related Person Transactions” and “Board Independence,” which are included in the 2026 Proxy Statement, are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the 2026 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm,” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 51 hereof.
2.	Financial Statement Schedule:

10-K Page
For the years ended December 31, 2025, 2024, and 2023:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

3.	See Exhibit Index beginning on page 109 hereof.

EXHIBIT INDEX

Exhibit No.		Document
2.1	—

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

Exhibit No.		Document
4.8	__

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

Exhibit No.		Document
4.15	—

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

Amendment No. 2, dated December 19, 2019, to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated June 25, 2019, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 10.2 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 13, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

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

4.28˄	—

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

O-I Glass, Inc. Amended and Restated Executive Severance Policy (filed as Exhibit 10.19 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2024, File No. 1-9576, and incorporated herein by reference).

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

10.48*	—	O-I Glass, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.48 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2024, File No. 1-9576, and incorporated herein by reference).
10.49*	—

O-I Glass, Inc. Fifth Amended and Restated 2017 Incentive Award Plan (filed as Appendix B to O-I Glass, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 1, 2025, File No. 1-9576, and incorporated herein by reference).

10.50*	—

Form of Director Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Fifth Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.2 to O-I Glass, Inc.’s Form 10-Q for the quarter ended June 30, 2025, File No. 1-9576, and incorporated herein by reference).

Exhibit No.		Document
10.51*	—

Form of Employee Performance Stock Unit Agreement for use under the O-I Glass, Inc. Fifth Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.3 to O-I Glass, Inc.’s Form 10-Q for the quarter ended June 30, 2025, File No. 1-9576, and incorporated herein by reference).

10.52*	—

Form of Employee Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Fifth Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.4 to O-I Glass, Inc.’s Form 10-Q for the quarter ended June 30, 2025, File No. 1-9576, and incorporated herein by reference).

10.53*	—

Third Amended and Restated Directors Deferred Compensation Plan (filed as Exhibit 10.1 to O-I Glass, Inc.’s Form 10-Q for the quarter ended September 30, 2025, File No. 1-9576, and incorporated herein by reference).

19.1	—	O-I Glass, Inc. Insider Trading Compliance Policy (filed as Exhibit 19.1 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2024, File No. 1-9576, and incorporated herein by reference).
21	—	Subsidiaries of O-I Glass, Inc. (filed herewith).
23	—	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	—	O-I Glass, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
97.1	—

O-I Glass, Inc. Policy for Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2023, File No. 1-9576, and incorporated herein by reference).

101	—

Financial statements from the Annual Report on Form 10-K of O-I Glass, Inc. for the year ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 12, 2026

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

Gordon J. Hardie		President and Chief Executive Officer (Principal Executive Officer) and Director

John A. Haudrich		Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

John Humphrey		Chairman of the Board

Samuel R. Chapin		Director

David V. Clark, II		Director

Eugenio Garza y Garza		Director

Iain J. Mackay		Director

Hari N. Nair		Director

Cheri Phyfer		Director

Catherine I. Slater		Director

Carol A. Williams		Director

	By:	/s/ Darrow A. Abrahams
Darrow A. Abrahams
Attorney-in-fact

Date: February 12, 2026

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of O-I Glass, Inc.:

For the years ended December 31, 2025, 2024, and 2023:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

O-I GLASS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2025, 2024, and 2023

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2025	$30	$9	$3	$(11)	$31

2024	$30	$13	$(4)	$(9)	$30

2023	$28	$10	$2	$(10)	$30
(1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other		Balance at
	beginning of	Charged to	comprehensive	Foreign currency	end of
	period	income	income	translation	period

2025	$544	$70	$12	$21	$647

2024	$538	$34	$(15)	$(13)	$544

2023	$445	$85	$4	$4	$538

S-1