Form 10-Q
period 2026-03-31
O-I Glass, Inc. /DE/
filed 2026-04-29
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2026

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of March 31, 2026 was 153,299,563.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements of O-I Glass, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2026	2025
Net sales	$1,540	$1,567
Cost of goods sold	(1,341)	(1,287)

Gross profit	199	280

Selling and administrative expense	(99)	(109)
Research, development and engineering expense	(9)	(13)
Interest expense, net	(79)	(81)
Equity earnings	26	23
Other expense, net	(91)	(82)

Earnings (loss) before income taxes	(53)	18
Provision for income taxes	(18)	(30)

Net loss	(71)	(12)
Net earnings attributable to non-controlling interests	(2)	(4)
Net loss attributable to the Company	$(73)	$(16)

Basic earnings per share:
Net loss attributable to the Company	$(0.48)	$(0.10)
Weighted average shares outstanding (thousands)	152,683	153,708

Diluted earnings per share:
Net loss attributable to the Company	$(0.48)	$(0.10)
Weighted average diluted shares outstanding (thousands)	152,683	153,708

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Net loss	$(71)	$(12)
Other comprehensive income (loss):
Foreign currency translation adjustments	23	97
Pension and other postretirement benefit adjustments, net of tax	8	(3)
Change in fair value of derivative instruments, net of tax	34	(28)
Other comprehensive income	65	66
Total comprehensive income (loss)	(6)	54
Comprehensive income attributable to non-controlling interests	(5)	(9)
Comprehensive income (loss) attributable to the Company	$(11)	$45

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31,	December 31,	March 31,
	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	$317	$759	$424
Trade receivables, net of allowance of $32 million, $31 million, and $32 million at March 31, 2026, December 31, 2025 and March 31, 2025	805	601	758
Inventories	1,003	1,002	985
Prepaid expenses and other current assets	259	239	224
Total current assets	2,384	2,601	2,391

Property, plant and equipment, net	3,420	3,447	3,381
Goodwill	1,469	1,487	1,365
Intangibles, net	181	188	193
Other assets	1,496	1,520	1,399
Total assets	$8,950	$9,243	$8,729

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,057	$1,201	$1,026
Short-term loans and long-term debt due within one year	160	162	226
Other liabilities	677	726	679
Total current liabilities	1,894	2,089	1,931

Long-term debt	4,800	4,837	4,786
Other long-term liabilities	824	872	763
Share owners' equity	1,432	1,445	1,249
Total liabilities and share owners’ equity	$8,950	$9,243	$8,729

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(71)	$(12)
Non-cash charges (credits)
Depreciation and amortization	119	118
Pension expense	9	7
Stock-based compensation expense	5	4
Restructuring, asset impairment and related charges	38	82
Legacy environmental charge		4
(Gain) loss on sale of joint venture and miscellaneous assets	46	(6)
Cash payments
Pension contributions	(10)	(7)
Cash paid for restructuring activities	(35)	(28)
Change in components of working capital	(376)	(314)
Other, net (a)	(19)	(19)
Cash utilized in operating activities	(294)	(171)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(142)	(135)
Net cash proceeds on sale of joint venture and miscellaneous assets	5	13
Net cash proceeds (payments) from hedging activities	(2)	2
Cash utilized in investing activities	(139)	(120)
Cash flows from financing activities:
Additions to long-term debt	23	362
Repayments of long-term debt	(27)	(387)
Increase (decrease) in short-term loans	(1)	9
Shares repurchased	(10)	(10)
Other, net(b)	(4)	(7)
Cash utilized in financing activities	(19)	(33)
Effect of exchange rate fluctuations on cash	10	14
Change in cash	(442)	(310)
Cash at beginning of period	759	734
Cash at end of period	$317	$424

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.
(b)	Other, net includes share settlement activity.

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

Financial information for the three months ended March 31, 2026 and 2025 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings (loss) before income taxes:

	Three months ended March 31,
	2026			2025
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$871	$655	$1,526	$873	$667	$1,540
Other			14			27
Net Sales			$1,540			$1,567
Less:
Cost of goods sold	706	622		703	558
Selling, administrative, engineering and research and development expenses	36	39		43	46
Equity earnings	(20)	(6)		(19)	(4)
Other segment expenses (income)	7			5	(1)
Segment operating profit	$142	$—	$142	$141	$68	$209
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(32)			(30)
Restructuring, asset impairment and other charges			(38)			(82)
Legacy environmental charge						(4)
Gain (loss) on sale of joint venture and miscellaneous assets			(46)			6
Interest expense, net			(79)			(81)
Earnings (loss) before income taxes			$(53)			$18

	As of March 31,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Total assets:
2026	$4,757	$3,873	$8,630	$320	$8,950
2025	4,707	3,682	8,389	340	8,729
Equity investments:
2026	$474	$213	$687	$33	$720
2025	456	193	649	34	683

	Three months ended March 31,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Equity earnings:
2026	$20	$6	$26	$—	$26
2025	19	4	23	—	23
Capital expenditures:
2026	$65	$76	$141	$1	$142
2025	62	72	134	1	135
Depreciation and amortization expense:
2026	$71	$42	$113	$3	$116
2025	73	37	110	5	115

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	As of March 31,
	U.S.	Non-U.S.	Total
2026	$774	$2,829	$3,603
2025	897	2,689	3,586

The Company’s net sales by geographic region are as follows:

	Three months ended March 31,
	U.S.	Non-U.S.	Total
2026	$407	$1,133	$1,540
2025	441	1,126	1,567

Operations outside the U.S. that accounted for 10% or more of consolidated net sales during the three months ended March 31, 2026 and 2025 were in France (2026-12%, 2025-14%), Italy (2026-12%, 2025-12%), and Mexico (2026-13%, 2025-13%).

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

For the three-month periods ended March 31, 2026 and 2025, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded in the Condensed Consolidated Balance Sheets. For the three-month periods ended March 31, 2026 and 2025, revenue recognized from prior periods was not material.

The following tables for the three months ended March 31, 2026 and 2025 disaggregate the Company’s revenue by customer end use:

	Three months ended March 31, 2026
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$465	$464	$929
Food and other	239	118	357
Non-alcoholic beverages	167	73	240
Reportable segment totals	$871	$655	$1,526
Other			14
Net sales			$1,540

	Three months ended March 31, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$503	$481	$984
Food and other	217	111	328
Non-alcoholic beverages	153	75	228
Reportable segment totals	$873	$667	$1,540
Other			27
Net sales			$1,567

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

At March 31, 2026 and 2025, the Company reported $805 million and $758 million of accounts receivable, respectively, net of allowances of $32 million and $32 million, respectively. Changes in the allowance were not material for each of the three months ended March 31, 2026 and 2025.

4. Inventories

Major classes of inventory at March 31, 2026, December 31, 2025 and March 31, 2025 are as follows:

	March 31,	December 31,	March 31,
	2026	2025	2025
Finished goods	$805	$781	$747
Raw materials	157	182	188
Operating supplies	41	39	50
	$1,003	$1,002	$985

5. Derivative Instruments

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

An unrecognized loss of $7 million and $0 at March 31, 2026 and December 31, 2025, respectively, and an unrecognized gain of $1 million at March 31, 2025 related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI at March 31, 2026, December 31, 2025 and March 31, 2025.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $5 million, $1 million and $2 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2026, December 31, 2025 and March 31, 2025:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2026	2025	2025
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$19	$—	$1	$2	$2	$2
Fair value hedges of foreign exchange risk (b)	2	1	3	64	78	90
Net investment hedges (c)	11	11	11	174	207	73
Total derivatives accounted for as hedges	$32	$12	$15	$240	$287	$165
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)	5	2	10	6		13
Total derivatives	$37	$14	$25	$246	$287	$178

Current	$22	$14	$25	$67	$71	$60
Noncurrent	15		-	179	216	118
Total derivatives	$37	$14	$25	$246	$287	$178
(a)	The notional amount of the commodity forward contracts and collars was approximately 25 million, 9 million, and 8 million British Thermal Units at March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The maximum maturity dates are in 2027 at March 31, 2026, December 31, 2025, and March 31, 2025.
(b)	The notional amounts of the fair value hedges of foreign exchange risk were $400 million at March 31, 2026, $400 million at December 31, 2025 and $816 million at March 31, 2025. The maximum maturity dates are in 2030 at March 31, 2026, December 31, 2025 and March 31, 2025.
(c)	The notional amounts of the net investment hedges were €1,176 million at March 31, 2026, €1,176 million at December 31, 2025 and €969 million at March 31, 2025. The maximum maturity dates are in 2028 at March 31, 2026 and December 31, 2025 and in 2026 at March 31, 2025.
(d)	The notional amounts of the foreign exchange derivative contracts were $677 million, $526 million and $957 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The maximum maturity dates are in 2026 at March 31, 2026 and December 31, 2025 and at March 31, 2025.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended March 31		Three months ended March 31,
Derivatives designated as hedging instruments:	2026	2025	2026	2025
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(1)	$6	$—	$—
Net Investment Hedges
Net Investment Hedges (b)	36	(37)	3	3
	$35	$(31)	$3	$3

	Amount of Gain (Loss) Recognized in Other expense, net
	Three months ended March 31,
Derivatives not designated as hedges:	2026	2025
Foreign exchange derivative contracts	$(4)	$5

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2026 and 2025 is as follows:

	Fit to Win program
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2026	$113	$—	$70	$183
Charges	27		11	38
Net cash paid, principally severance and related benefits	(25)		(10)	(35)
Other, including foreign exchange translation	(2)		(3)	(5)
Balance at March 31, 2026	$113	$—	$68	$181

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2025	$51	$—	$18	$7	$—	$4	$80
Charges	50	14	18				82
Write-down of assets to net realizable value		(14)					(14)
Net cash paid, principally severance and related benefits	(23)		(4)	(1)			(28)
Balance at March 31, 2025	$78	$—	$32	$6	$—	$4	$120

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis.

As of March 31, 2026, the Company’s only major restructuring program was the Fit to Win initiative, which is expected to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses.  Details regarding charges, payments and other changes to the Fit to Win restructuring accruals are presented in the tables above. The Fit to Win initiative is expected to last at least through 2026, but management does not yet have an estimate for the total restructuring charges to be incurred with this program.

For the three months ended March 31, 2026, the Company recorded restructuring, asset impairment and other charges of approximately $38 million to Other expense, net in the Condensed Consolidated Results of Operations, all of which related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($3 million), Europe segment ($31 million) and Retained corporate costs and other ($4 million). As of March 31, 2026, the Company has incurred cumulative charges of approximately $684 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes its assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three months ended March 31, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $82 million to Other expense, net in the Condensed Consolidated Results of Operations, all of which related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($6 million), Europe segment ($52 million) and Retained corporate costs and other ($24 million). As of March 31, 2025, the Company had incurred cumulative charges of approximately $283 million related to the Fit to Win program.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisals, where applicable) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded during the three-months ended March 31, 2026, the remaining carrying value of the impaired assets was approximately $0.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2026 and 2025 are as follows:

	U.S.		Non-U.S.
	Three months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Service cost	$1	$1	$2	$2
Interest cost	10	11	9	9
Expected asset return	(12)	(13)	(7)	(8)
Amortization of actuarial loss	3	3	3	2
Net periodic pension cost	$2	$2	$7	$5

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

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, Italy, Peru, Poland and the U.S. The years under examination range from 2004 through 2023. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows. Due to uncertainties regarding the ultimate resolution of income tax examinations, the Company is not able to reasonably estimate any tax assessments that may be settled at amounts in excess of established reserves in future periods, or the future periods in which any income tax payments to settle these provisions for income tax uncertainties.

9. Debt

The following table summarizes the long-term debt of the Company at March 31, 2026, December 31, 2025, and March 31, 2025:

	March 31,	December 31,	March 31,
	2026	2025	2025
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loans A	792	799
Term Loans B	642	643
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			185
Term Loans:
Term Loans A			1,338
Senior Notes:
6.625%, due 2027	611	610	609
6.250%, due 2028 (€600 million)	684	700	645
5.250%, due 2029 (€500 million)	568	581	535
4.750%, due 2030	398	397	397
7.250%, due 2031	684	684	683
7.375%, due 2032	297	297	296
Finance leases	161	174	192
Other	27	18	9
Total long-term debt	4,864	4,903	4,889
Less amounts due within one year	64	66	103
Long-term debt	$4,800	$4,837	$4,786

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

At March 31, 2026, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, the U.S. dollar equivalent of $800 million in term loan A facilities ($792 million outstanding balance at March 31, 2026, net of debt issuance costs) and $650 million in term loan B facilities ($642 million outstanding balance at March 31, 2026, net of debt issuance costs). At March 31, 2026, the Company’s subsidiaries that are party to the Credit Agreement had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 2026 was 5.36%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of March 31, 2026, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

The Total Leverage Ratio (as defined in the Credit Agreement) determines pricing under the Credit Agreement for the Term Loans A and the revolving credit facility. The interest rate on borrowings under the Credit Agreement is, at the option of the applicable borrower, the Base Rate, Term SOFR or, for non-U.S. Dollar borrowings only, the Eurocurrency Rate (each such capitalized term as defined in the Credit Agreement), plus an applicable margin. The applicable margin, for the Term Loans A and the revolving credit facility, ranges from 1.00% to 1.75% for Term SOFR loans and Eurocurrency Rate loans and from 0.00% to 0.75% for Base Rate loans. The applicable margin, for the Term Loans B, is 3.00% for Term SOFR loans. In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.35% per annum, depending on the Total Leverage Ratio.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at March 31, 2026 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
6.625%, due 2027	$612	100.18	$613
6.250%, due 2028 (€600 million)	688	100.38	691
5.250%, due 2029 (€500 million)	574	98.87	568
4.750%, due 2030	400	93.24	373
7.250%, due 2031	690	95.68	660
7.375%, due 2032	300	94.48	283

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

The Company has recorded aggregate accruals of approximately $21 million, $21 million and $38 million (undiscounted) as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation and monitoring costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows.

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

The Company is being investigated by authorities in France for alleged anti-competitive conduct in that country. To date, the French authorities have not officially charged O-I’s business in that country with any violations of competition law. With regard to the above, the Company is committed to compliance with laws in the jurisdictions it operates and maintains policies and procedures regarding competition law.  If the authorities in France find that the Company or any of its subsidiaries or joint ventures violated competition law, they could levy fines, which amounts could be material. At this stage, the Company is unable to predict the ultimate outcome of the investigations, and any potential loss cannot be estimated.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2026 and 2025 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2026	$2	$3,031	(667)	$548	$(1,620)	$151	$1,445
Reissuance of common stock (0.2 million shares)		(2)	4				2
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (0.8 million shares)		5					5
Net loss				(73)		2	(71)
Other comprehensive income					62	3	65
Other			(4)				(4)
Balance on March 31, 2026	$2	$3,024	$(667)	$475	$(1,558)	$156	$1,432

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2025	$2	$3,053	$(677)	$676	$(1,975)	$126	$1,205
Reissuance of common stock (0.2 million shares)		(2)	5				3
Shares repurchased (0.9 million shares)		(10)					(10)
Stock compensation (1.3 million shares)		4					4
Net loss				(16)		4	(12)
Other comprehensive income					61	5	66
Other			(7)				(7)
Balance on March 31, 2025	$2	$3,045	$(679)	$660	$(1,914)	$135	$1,249

During the three months ended March 31, 2026, the Company purchased 644,257 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $30 million remained available for purchases under this program as of March 31, 2026.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2026	2025	2025

Shares of common stock issued (including treasury shares)	184,057	183,531	185,824

Treasury shares	30,757	30,558	31,141

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2026	$(1,019)	$(119)		$(482)		$(1,620)
Change before reclassifications	20	32		(1)		51
Amounts reclassified from accumulated other comprehensive income (loss)		3	(a)	6	(b)	9
Translation effect				3		3
Tax effect		(1)				(1)
Other comprehensive income (loss) attributable to the Company	20	34		8		62
Balance on March 31, 2026	$(999)	$(85)		$(474)		$(1,558)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2025	$(1,435)	$(14)		$(526)		$(1,975)
Change before reclassifications	92	(28)		(2)		62
Amounts reclassified from accumulated other comprehensive income (loss)		3	(a)	5	(b)	8
Translation effect				(6)		(6)
Tax effect		(3)				(3)
Other comprehensive income (loss) attributable to the Company	92	(28)		(3)		61
Balance on March 31, 2025	$(1,343)	$(42)		$(529)		$(1,914)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Expense, Net

Other expense, net for the three months ended March 31, 2026 and 2025 included the following:

	Three months ended March 31,
	2026	2025
Restructuring, asset impairment and other charges	$(38)	$(82)
Gain (loss) on sale of joint venture and miscellaneous assets	(46)	6
Legacy environmental charge (see Note 10)		(4)
Intangible amortization expense	(7)	(6)
Foreign currency exchange loss	1
Royalty income	4	5
Other income (expense)	(5)	(1)
Other expense, net	$(91)	$(82)

In the first quarter of 2026, the Company recorded pre-tax losses of approximately $46 million, primarily related to the sale of its share of a joint venture in the former Asia Pacific region. In the first quarter of 2025, the Company recorded pre-tax gains of approximately $6 million on the sale of land and buildings of a previously closed plant in the Americas.

14. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to the Company	$(73)	$(16)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	152,683	153,708
Effect of dilutive securities:
Stock options and other
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	152,683	153,708
Basic earnings (loss) per share:
Net loss attributable to the Company	$(0.48)	$(0.10)
Diluted earnings (loss) per share:
Net loss attributable to the Company	$(0.48)	$(0.10)

The diluted earnings (loss) per share computation for the three months ended March 31, 2026 and 2025 excludes 522,260 and 703,796 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the three months ended March 31, 2026 and 2025, diluted earnings (loss) per share of common stock was equal to basic loss per share of common stock due to the net loss attributable to the Company.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Three months ended March 31,
	2026	2025
U.S.	$5	$4
Non-U.S.	31	39
Total income taxes paid in cash	$36	$43

Interest paid in cash for the three months ended March 31, 2026 and 2025 was $49 million and $56 million, respectively.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheets. At March 31, 2026, December 31, 2025 and March 31, 2025, the total amount of trade receivables sold by the Company was $438 million, $531 million, and $504 million, respectively. These amounts included $167 million, $159 million and $180 million at March 31, 2026, December 31, 2025, and March 31, 2025, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

The Company’s use of its accounts receivable factoring programs resulted in an increase to cash utilized in operating activities of approximately $93 million and $31 million for the three months ended March 31, 2026 and March 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded expenses related to these factoring programs of approximately $4 million and $5 million, respectively.

In addition, the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.

The Company’s outstanding obligations under the SCF Program are as follows:

	Three months ended March 31,
	2026	2025
Confirmed obligations outstanding at the beginning of the period	$69	$82
Invoices confirmed during the period	74	78
Confirmed invoices paid during the period	(80)	(92)
Confirmed obligations outstanding at the end of the period	$63	$68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings (loss) before interest expense, net and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit, however, are non-GAAP measures when presented outside of the financial statement footnotes. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the Board of Directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management, including the chief operating decision maker (defined as the Chief Executive Officer), uses segment operating profit, supplemented by net sales and selected cash flow information, to evaluate segment performance and allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

Financial information for the three months ended March 31, 2026 and 2025 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Net Sales:
Americas	$871	$873
Europe	655	667
Reportable segment totals	1,526	1,540
Other	14	27
Net Sales	$1,540	$1,567

	Three months ended
	March 31,
	2026	2025
Net loss attributable to the Company	$(73)	$(16)
Net earnings attributable to non-controlling interests	2	4
Net loss	(71)	(12)
Provision for income taxes	18	30
Earnings (loss) before income taxes	(53)	18
Items excluded from segment operating profit:
Retained corporate costs and other	32	30
Restructuring, asset impairment and other charges	38	82
Legacy environmental charge		4
(Gain) loss on sale of joint venture and miscellaneous assets	46	(6)
Interest expense, net	79	81
Segment operating profit	$142	$209

Americas	142	141
Europe		68
Reportable segment totals	$142	$209

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2026 and 2025

Net sales in the first quarter of 2026 decreased $27 million, or approximately 2%, compared to the same period in the prior year, primarily due to the impact from lower sales volumes and lower average selling prices, partially offset by favorable foreign currency translation.

Loss before income taxes changed by $71 million in the first quarter of 2026 compared to earnings before income taxes in the same quarter in 2025. This change was primarily due to lower segment operating profit in Europe.

Segment operating profit of reportable segments in the first quarter of 2026 was $67 million lower compared to the same period in the prior year, primarily due to lower net prices (net of cost inflation) and lower sales volumes, partially offset by slightly lower operating costs and the favorable impact of foreign currency translation. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiatives, partially offset by temporary production curtailments and several external disruptions in the Americas, temporary expenses associated with plant closures in Europe and the nonrecurrence of an insurance settlement in the first quarter of 2025.

Net interest expense in the first quarter of 2026 decreased $2 million compared to the first quarter of 2025.

In the first quarter of 2026, the Company recorded net loss attributable to the Company of $73 million, or $0.48 per share, compared to a net loss attributable to the Company of $16 million, or $0.10 per share, in the first quarter of 2025. As discussed below, net loss attributable to the Company in 2026 and 2025 included items that management considers not representative of ongoing operations and other adjustments. These items increased net loss attributable to the Company by $81 million, or $0.53 per share, in the first quarter of 2026 and increased net loss attributable to the Company by $79 million, or $0.50 per share, in the first quarter of 2025.

Results of Operations — First Quarter of 2026 Compared with First Quarter of 2025

Net Sales

The Company’s net sales in the first quarter of 2026 were $1,540 million compared with $1,567 million in the first quarter of 2025, a decrease of $27 million, or approximately 2%. Average selling prices declined, which decreased net sales by $13 million in the first quarter of 2026. Glass container shipments, in tons, were down approximately 9% in the first quarter of 2026 (down approximately 8% excluding the impact of a divestiture), which decreased net sales by approximately $131 million compared to the same period in the prior year. The Company believes that several factors contributed to lower volumes in the first quarter of 2026, including softer demand in the beer, wine and spirits categories, tougher comparisons as the first quarter of 2025 likely benefitted from higher demand ahead of new U.S. tariffs and competitive pressures, primarily in Europe. Favorable foreign currency exchange rates increased net sales by $130 million in the first quarter of 2026 compared to the same period in the prior year. Other sales were approximately $13 million lower in the first quarter of 2026 than in the same quarter in the prior year, driven by the divestiture of a plant in the fourth quarter of 2025 in the former Asia Pacific region.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2025		$1,540
Price	$(13)
Sales volume and mix	(131)
Effects of changing foreign currency rates	130
Total effect on reportable segment net sales		(14)
Reportable segment net sales - 2026		$1,526

Americas: Net sales in the Americas in the first quarter of 2026 were $871 million compared to $873 million in the first quarter of 2025, a decrease of $2 million, or less than 1%. Higher selling prices in the region increased net sales by $23 million in the first quarter of 2026. Glass container shipments were approximately 9% lower in the first quarter of 2026, which decreased net sales by approximately $82 million, due to challenging prior year comparisons and soft demand in the beer and wine categories and ongoing customer inventory adjustments in spirits. Sales trends were more stable in the food and non-alcoholic beverage categories. Sales volumes in the first quarter of 2026 throughout the segment were down in North America and Mexico and up in South America compared to the first quarter of 2025. The favorable effects of foreign currency exchange rate changes increased net sales by $57 million in the first quarter of 2026 compared to the same period in 2025, as the Brazilian Real, Colombian Peso and Mexican Peso strengthened compared to the U.S. dollar.

Europe: Net sales in Europe in the first quarter of 2026 were $655 million compared to $667 million in the first quarter of 2025, a decrease of $12 million, or approximately 2%. Lower average selling prices in Europe decreased net sales by $36 million in the first quarter of 2026. Glass container shipments decreased by approximately 7% in the first quarter of 2026, which decreased net sales by approximately $49 million. The Company believes that net sales in the first quarter of 2026 were adversely impacted by competitive price pressure in select markets and tougher comparisons, as the first quarter of 2025 likely benefitted from higher demand ahead of new U.S. tariffs. Lower shipments were most pronounced to wine customers across Southern Europe. Favorable effects of foreign currency exchange rate changes increased net sales by $73 million in the first quarter of 2026 compared to the same period in the prior year, as the Euro strengthened compared to the U.S. dollar.

Earnings (Loss) before Income Taxes and Segment Operating Profit

Loss before income taxes was $53 million in the first quarter of 2026 compared to earnings before income taxes of $18 million in the first quarter of 2025, a change of $71 million.  This change was primarily due to lower segment operating profit in Europe.

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

Segment operating profit of reportable segments in the first quarter of 2026 was $142 million, compared to $209 million in the first quarter of 2025, a decrease of $67 million, or 32%. This decrease was primarily due to lower net prices (net of cost inflation) and lower sales volumes. Operating costs were slightly lower and favorably impacted by approximately $38 million of benefits from the Company’s Fit to Win initiative (consistent with management’s expectations), partially offset by approximately $30 million related to temporary production curtailments, several external disruptions in the Americas, temporary expenses associated with plant closures in Europe and other higher costs and the nonrecurrence of a $7 million insurance settlement in the first quarter of 2025. Favorable foreign currency exchange rates increased segment operating profit by $13 million in the first quarter of 2026 compared to the same quarter in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2025		$209
Net price (net of cost inflation)	$(65)
Sales volume and mix	(16)
Operating costs	1
Effects of changing foreign currency rates	13
Total net effect on reportable segment operating profit		(67)
Reportable segment operating profit - 2026		$142

Americas: Segment operating profit in the Americas was $142 million in the first quarter of 2026, compared to $141 million in the first quarter of 2025, an increase of $1 million, or less than 1%. The impact of lower shipments discussed above, partially offset by an improved mix, decreased segment operating profit by $8 million in the first quarter of 2026 compared to the same quarter in 2025. Higher selling prices exceeded higher cost inflation and resulted in a $11 million increase to segment operating profit in the first quarter of 2026. The effects of foreign currency exchange rates increased segment operating profit by $7 million in the first quarter of 2026.

In addition, operating costs in the first quarter of 2026 were $9 million higher than in the same period in the prior year, primarily due to approximately $20 million from temporary production curtailments to balance supply and demand and several external disruptions, including extreme weather in North America, civil unrest in Mexico and a natural gas pipeline outage in Peru, and the nonoccurrence of a $7 million insurance settlement recorded in the first quarter of 2025, partially offset by approximately $18 million in savings from the Company’s Fit To Win initiatives.

As part of its Fit to Win initiative, the Company will continue to monitor business trends and consider whether any additional temporary downtime or permanent capacity closures in the Americas will be necessary in future periods to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Europe: Segment operating profit in Europe was $0 in the first quarter of 2026 compared to $68 million in the first quarter of 2025, a decrease of $68 million. Lower net selling prices (net of cost inflation) decreased segment operating profit by $76 million in the first quarter of 2026 compared to the same quarter in 2025 due to a step-up in energy costs following the expiration of favorable energy contracts at the end of 2025 and elevated competitive pressures. The impact of lower shipments discussed above decreased segment operating profit by approximately $8 million.

Partially offsetting this was the benefit of $10 million of lower operating costs in the first quarter of 2026 compared to the same quarter in 2025, driven by approximately $20 million of benefits from the Fit to Win initiatives. These benefits were partially offset by approximately $10 million related to temporary expenses associated with plant closures in Europe and other higher costs. The effects of foreign currency exchange rates increased segment operating profit by $6 million in the first quarter of 2026.

As part of its Fit to Win initiative, the Company will continue to monitor business trends and consider whether any additional temporary downtime or permanent capacity closures in Europe will be necessary in future periods to align its business with demand trends.  Any permanent capacity closures could result in material restructuring and impairment charges, as well as cash expenditures, in future periods.

Interest Expense, Net

Net interest expense in the first quarter of 2026 was $79 million compared to $81 million in the first quarter of 2025.

Provision for Income Taxes

The Company’s effective tax rate from operations for the first quarter of 2026 was (34%) compared to 167% for the first quarter of 2025.  The effective tax rate for the first quarter of 2026 differed from the first quarter of 2025 due to pretax earnings changing from pretax income in 2025 to a pretax loss in 2026 and a change in the mix of geographic earnings.

Net Earnings (Loss) Attributable to the Company

For the first quarter of 2026, the Company recorded a net loss attributable to the Company of $73 million, or $0.48 per share, compared to a net loss attributable to the Company of $16 million, or $0.10 per share, in the first quarter of 2025. Net loss attributable to the Company in the first quarter of 2026 and 2025 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Loss
	(Increase)
	Decrease
Description	2026	2025
Restructuring, asset impairment and other charges	$(38)	$(82)
Gain (loss) on sale of joint venture and miscellaneous assets	(46)	6
Legacy environmental charge		(4)
Net benefit for income tax on items above	3	1
Total	$(81)	$(79)

Forward-Looking Operational and Financial Information

●	While sales volumes in the first quarter of 2026 were challenging, the Company believes the trend is improving. Volume trends improved sequentially through the first quarter of 2026, with March 2026 volumes down approximately 2% from March 2025. This trend reinforces the Company’s confidence in the volume trajectory expected for the remainder of 2026. The Company continues to anticipate approximately flat second-quarter 2026 volumes and low- to mid-single-digit growth in the second half of 2026 compared to the same periods in 2025, supported by new business wins that are largely in the Americas. The Company anticipates profitable, sustainable growth in the 1% to 2% range beginning in 2027.
●	Net prices (net of cost inflation) are expected to be unfavorable in 2026 and include approximately $150 million of higher energy costs in Europe as certain energy contracts are reset at higher cost levels, as well as $75 million to $100 million of additional inflation through further energy market inflation as a result of Middle East conflicts.
●	To help limit energy-cost exposure, the Company has secured approximately 75–80% of its European natural-gas requirements for 2026 at rates favorable to current index prices.
●	Management anticipates generating at least $275 million of Fit To Win benefits in 2026. On a cumulative basis, the Company expects at least $750 million of Fit To Win benefits through 2027 (with 2024 as a baseline).
●	Cash provided by operating activities is expected to range between approximately $500 million and $600 million for 2026, including approximately $150 million of restructuring payments. Capital expenditures in 2026 are expected to be approximately $450 million.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2026 were $32 million compared to $30 million in the first quarter of 2025. These costs increased in the first quarter of 2026, primarily due to higher expenses related to transformation activities and lower recharges to the regions due to decreasing costs, partially offset by approximately $12 million of benefits from the Company’s Fit to Win initiative (consistent with management’s expectations).

Restructuring, Asset Impairment and Other Charges

For the three months ended March 31, 2026, the Company recorded restructuring, asset impairment and other charges of approximately $38 million to Other expense, net in the Condensed Consolidated Results of Operations, all of which related to the Fit to Win program. These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($3 million), Europe segment ($31 million) and Retained corporate costs and other ($4 million). As of March 31, 2026, the Company has incurred cumulative charges of approximately $684 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes its assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

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

Gain (Loss) on Sale of Miscellaneous Assets

In the first quarter of 2026, the Company recorded pre-tax losses of approximately $46 million, primarily related to the sale of its share of a joint venture in the former Asia Pacific region.

In the first quarter of 2025, the Company recorded pre-tax gains of approximately $6 million on the sale of land and buildings of a previously closed plant in the Americas.

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

At March 31, 2026, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, the U.S. dollar equivalent of $800 million in term loan A facilities ($792 million outstanding balance at March 31, 2026, net of debt issuance costs) and $650 million in term loan B facilities ($642 million outstanding balance at March 31, 2026, net of debt issuance costs). At March 31, 2026, the Company’s subsidiaries that are party to the Credit Agreement had unused credit of $1.24 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 2026 was 5.36%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of March 31, 2026, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

The Total Leverage Ratio (as defined in the Credit Agreement) determines pricing under the Credit Agreement for the Term Loans A and the revolving credit facility. The interest rate on borrowings under the Credit Agreement is, at the option of the applicable borrower, the Base Rate, Term SOFR or, for non-U.S. Dollar borrowings only, the Eurocurrency Rate (each such capitalized term as defined in the Credit Agreement), plus an applicable margin. The applicable margin, for the Term Loans A and the revolving credit facility, ranges from 1.00% to 1.75% for Term SOFR loans and Eurocurrency Rate loans and from 0.00% to 0.75% for Base Rate loans. The applicable margin, for the Term Loans B, is 3.00% for Term SOFR loans. In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.35% per annum, depending on the Total Leverage Ratio.

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

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at March 31, 2026 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

Operating activities: Cash utilized by operating activities was $294 million and $171 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash utilized by operating activities in the first quarter of 2026 was primarily due to a larger net loss, a higher use of working capital and an increase in cash paid for restructuring activities and pension contributions than in the same quarter in 2025.

Working capital was a use of cash of $376 million in the first quarter of 2026, compared to a use of cash of $314 million in the same quarter in 2025. The higher use of cash from working capital for the three months ended March 31, 2026 reflects lower accounts receivable factoring and higher inventory levels compared to the same period in the prior year. The Company’s use of its accounts receivable factoring programs resulted in an increase to cash utilized by operating activities of approximately $93 million and $31 million for the three months ended March 31, 2026 and 2025, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of March 31, 2026 were comparable to March 31, 2025.

Investing activities: Cash utilized in investing activities was $139 million and $120 million for the first quarter of 2026 and 2025, respectively. Capital spending for property, plant and equipment was $142 million during the first quarter of 2026, compared to $135 million in the same quarter in 2025. The Company estimates that its full year 2026 capital expenditures are expected to approximate $450 million. Net cash proceeds on the sale of a joint venture and miscellaneous assets were $5 million and $13 million, for the first quarter of 2026 and 2025, respectively.

Financing activities: Cash utilized in financing activities was $19 million and $33 million for the first quarter of 2026 and 2025, respectively. Financing activities included additions to long-term debt of $23 million and $362 million for the first quarter of 2026 and 2025, respectively. Financing activities included repayments of long-term debt of $27 million and $387 million for the first quarter ended 2026 and 2025, respectively. During each of the first quarters of 2026 and 2025, the Company repurchased $10 million of its common stock. The Company intends to repurchase up to $40 million of shares of its common stock in 2026.

The Company anticipates that cash flows from its operations and from utilization of credit available under the revolving credit facilities provided by the Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (the next 12 months) and long-term basis (beyond the next 12 months). However, as the Company cannot predict the impact from tariffs and other changes in global trade policies and the outcome of the conflicts between Russia and Ukraine and in the Middle East and its impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements.

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

There have been no other material changes in critical accounting estimates at March 31, 2026 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to achieve expected benefits from cost management, efficiency improvements, and profitability initiatives, such as its Fit to Win initiative, including expected impacts from production curtailments, reduction in force and furnace closures, (2) the general credit, financial, political, economic, legal and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade policies and disputes, financial market conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates, changes in laws or policies, legal proceedings involving the Company, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (3) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current conflicts in the Middle East and between Russia and Ukraine and disruptions in supply of raw materials caused by transportation delays), (4) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (5) changes in consumer preferences or customer inventory management practices, (6) the continuing consolidation of the Company’s customer base, (7) risks related to the development, deployment and use of artificial intelligence technologies, (8) the Company’s inability to improve glass melting technology in a cost-effective manner and introduce productivity, process and network optimization actions, (9) unanticipated supply chain and operational disruptions, including higher capital spending, (10) seasonality of customer demand, (11) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (12) labor shortages, labor cost increases or strikes, (13) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (14) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (15) any increases in the underfunded status of the Company’s pension plans, (16) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the Company or its third-party service providers, (17) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (18) risks associated with operating in foreign countries, (19) foreign currency fluctuations relative to the U.S. dollar, (20) changes in tax laws or global trade policies, (21) the Company’s ability to comply with various environmental legal requirements, (22) risks related to recycling and recycled content laws and regulations, (23) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders, and the other risk factors discussed in the Company’s filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at March 31, 2026 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  Except as disclosed in Note 10 to the Condensed Consolidated Financial Statements, no such proceedings were pending or contemplated as of March 31, 2026.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in risk factors at March 31, 2026 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Global Economic and Legal Environment—The global credit, financial, political, economic and legal environment could have a material adverse effect on operations and financial condition.

The global credit, financial, political, economic and legal environment can be negatively impacted by numerous events or occurrences, including political events, trade policies and disputes, acts of terrorism, hostilities or wars, natural disasters and public health issues, such as a pandemic. For example, the current conflicts in the Middle East and between Russia and Ukraine, as well as any further escalation or expansion of these conflicts, and any related economic sanctions or other impacts could adversely impact the global credit, financial, economic and legal environment, which could have a material adverse effect on the Company’s operations, including the following:

●	Downturns in the business or financial condition of any of the Company’s customers or suppliers could result in a loss of revenues or a disruption in the supply of raw materials;
●	Unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth and uncertainty surrounding international trade policies and regulations, changes in U.S. immigration policies, as well as disputes and protectionist measures, could negatively affect consumer demand for the Company’s products;
●	Cost inflation, including as a result of imposition of or increase in tariffs and disruptions to the supply chains and restrictions of international shipping driven by geopolitical instability and conflicts, could negatively impact the Company’s costs for energy, labor, materials and services, and impact the Company’s profitability if increased costs are not fully passed on to customers through increased prices of the Company’s products;
●	Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports or exports from or to countries where the Company manufactures or sells, or its customers sells, its products may affect the prices of and demand for the Company’s products;
●	Tightening of credit in financial markets or increasing interest rates could reduce the Company’s ability, as well as the ability of the Company’s customers and suppliers, to obtain future financing;
●	Volatile market performance could affect the fair value of the Company’s pension assets and liabilities, potentially requiring the Company to make significant additional contributions to its pension plans to maintain prescribed funding levels, and may lead to adverse changes in the availability, terms and cost of capital;
●	The deterioration of any of the lending parties under the Company’s revolving credit facility or the creditworthiness of the counterparties to the Company’s derivative transactions could result in such parties’ failure to satisfy their obligations under their arrangements with the Company;

●	A significant weakening of the Company’s financial position or results of operations could result in noncompliance with the covenants under the Company’s indebtedness; and
●	Legal proceedings arising from the Company’s business, including governmental investigations and other government actions could be costly, time-consuming and disruptive to the Company’s operations.

Energy Costs or Availability—Higher energy costs worldwide and interrupted power supplies, including as a result of the current conflicts in the Middle East and between Russia and Ukraine, and any escalation of these conflicts, may have a material adverse effect on the Company’s consolidated assets or operations.

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous energy supply to conduct its business. Depending on the location and mix of energy sources, energy accounts for 10% to 20% of total manufacturing costs. Substantial increases and volatility in energy costs, including those resulting from extreme weather events that affect the Company’s facilities directly or its energy suppliers, or the current conflicts in the Middle East and between Russia and Ukraine, and any escalation of these conflicts, could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on its assets or results of operations.

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

In addition, the Company has an energy derivative contract that is intended to protect against the rise of natural gas costs impacting its European operations. Under the terms of the energy derivative contract, if European natural gas prices rise above a specified level (the “price trigger”), the Company is entitled to indemnification from the counterparty for the difference between the price paid to purchase the natural gas and the price trigger. However, if European natural gas prices rise above a predetermined maximum level (the “price cap”), the Company's entitlement to indemnification is limited to the difference between the price cap and the price trigger. Accordingly, if European natural gas prices rise above the price cap, the Company would bear the full incremental cost of natural gas prices in excess of the price cap, which may be significant and could have a material adverse effect on the Company's results of operations.

Furthermore, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions, government-mandated curtailments or government-imposed allocations, tariffs or other adverse repercussions on energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, the Company may need to procure natural gas at then-current market prices, subject to market availability, which may exceed both the prices contemplated under the applicable supply arrangement and the price cap applicable under the Company’s energy derivative contract, which, in either case, could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. Alternatively, for certain plants that have energy switching capabilities, the Company may decide to switch to a different energy source, which could also result in a significant increase in operating costs. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all. The occurrence of any of the foregoing could have a material adverse effect on the Company’s consolidated assets or results of operations.

Supply Chain Disruptions—The Company’s capital expenditure plans have been, and may continue to be, affected by supply chain disruptions.

The Company relies on third parties to provide equipment and materials needed for its capital expenditure projects.

The global supply chain for the Company’s capital expenditure projects has been, and may continue to be impacted by disruptions, such as political events, international trade disputes or other geopolitical tensions, acts of terrorism, hostilities or wars (such as the continued conflicts in the Middle East and between Russia and Ukraine), natural disasters, public health issues, such as a pandemic, industrial accidents, inflation, and other business interruptions. Global supply chain disruptions may continue to adversely impact the Company’s ability to procure materials and equipment in a timely and cost-effective manner, which may negatively impact the Company’s operating costs and timelines for capital expenditure projects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, the Company purchased 644,257 shares of its common stock for approximately $10 million. The share purchases were made pursuant to a $100 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors on May 14, 2024, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $30 million remained available for purchases under this program as of March 31, 2026. The share repurchase program has no expiration date. The following table provides information about the Company’s purchases of its common stock during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31, 2026	644	$15.50	644	30
February 1 - February 28, 2026
March 1 - March 31, 2026
Total	644	$15.50	644

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit 3.1

Amended and Restated Certificate of Incorporation of O-I Glass, Inc. (filed as Exhibit 3.2 to O-I Glass, Inc.’s, Paddock Enterprises, LLC’s and Owens-Illinois Group, Inc.’s Form 8-K12B dated December 25, 2019, File Nos. 1-9576 and 1-10956, and incorporated herein by reference).

Exhibit 3.2	Amended and Restated By-Laws of O-I Glass, Inc., (filed as Exhibit 3.1 to O-I Glass, Inc.’s Form 8-K dated December 6, 2022, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.1*	Form of Performance Stock Unit Agreement for use under the O-I Glass, Inc. Fifth Amended and Restated 2017 Incentive Award Plan.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarterly period ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	April 29, 2026	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer