Form 10-Q
period 2026-06-30
O-I Glass, Inc. /DE/
filed 2026-07-29
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2026

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of June 30, 2026 was 153,659,747.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$1,668	$1,706	$3,207	$3,273
Cost of goods sold	(1,454)	(1,407)	(2,794)	(2,694)

Gross profit	214	299	413	579

Selling and administrative expense	(75)	(106)	(173)	(213)
Research, development and engineering expense	(9)	(11)	(19)	(25)
Interest expense, net	(86)	(85)	(165)	(166)
Equity earnings	29	28	55	51
Other expense, net (incl. goodwill impairment)	(900)	(118)	(991)	(200)

Earnings (loss) before income taxes	(827)	7	(880)	26
Provision for income taxes	(138)	(6)	(156)	(36)

Net earnings (loss)	(965)	1	(1,036)	(10)
Net earnings attributable to non-controlling interests	(7)	(6)	(10)	(10)
Net loss attributable to the Company	$(972)	$(5)	$(1,046)	$(20)

Basic earnings per share:
Net loss attributable to the Company	$(6.33)	$(0.03)	$(6.83)	$(0.13)
Weighted average shares outstanding (thousands)	153,498	153,993	153,093	153,851

Diluted earnings per share:
Net loss attributable to the Company	$(6.33)	$(0.03)	$(6.83)	$(0.13)
Weighted average diluted shares outstanding (thousands)	153,498	153,993	153,093	153,851

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net earnings (loss)	$(965)	$1	$(1,036)	$(10)
Other comprehensive income (loss):
Foreign currency translation adjustments	91	213	113	310
Pension and other postretirement benefit adjustments, net of tax	3	(7)	11	(10)
Change in fair value of derivative instruments, net of tax	(13)	(77)	21	(105)
Other comprehensive income	81	129	145	195
Total comprehensive income (loss)	(884)	130	(891)	185
Comprehensive income attributable to non-controlling interests	(12)	(6)	(17)	(15)
Comprehensive income (loss) attributable to the Company	$(896)	$124	$(908)	$170

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30,	December 31,	June 30,
	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	$339	$759	$487
Trade receivables, net of allowance of $33 million, $31 million, and $31 million at June 30, 2026, December 31, 2025 and June 30, 2025	883	601	848
Inventories	947	1,002	990
Prepaid expenses and other current assets	282	239	279
Total current assets	2,451	2,601	2,604

Property, plant and equipment, net	3,451	3,447	3,458
Goodwill	608	1,487	1,467
Intangibles, net	178	188	196
Other assets	1,400	1,520	1,454
Total assets	$8,088	$9,243	$9,179

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,090	$1,201	$1,104
Short-term loans and long-term debt due within one year	193	162	236
Other liabilities	661	726	762
Total current liabilities	1,944	2,089	2,102

Long-term debt	4,793	4,837	4,898
Other long-term liabilities	812	872	810
Share owners' equity	539	1,445	1,369
Total liabilities and share owners’ equity	$8,088	$9,243	$9,179

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,036)	$(10)
Non-cash charges (credits)
Depreciation and amortization	241	238
Pension expense	17	15
Stock-based compensation expense	5	8
Goodwill impairment	873
Change in European valuation allowance on deferred tax assets	96
Restructuring, asset impairment and related charges	55	195
(Gain) loss on sale of joint venture and miscellaneous assets	44	(6)
Legacy environmental charge		4
Cash payments
Pension contributions	(15)	(14)
Cash paid for restructuring activities	(90)	(78)
Change in components of working capital	(381)	(335)
Other, net (a)	(9)	(33)
Cash utilized in operating activities	(200)	(16)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(237)	(239)
Net cash proceeds on sale of joint venture and miscellaneous assets	7	18
Net cash payments from hedging activities	(2)
Cash utilized in investing activities	(232)	(221)
Cash flows from financing activities:
Additions to long-term debt	990	680
Repayments of long-term debt	(986)	(698)
Increase in short-term loans	27	12
Payment of finance fees	(7)
Shares repurchased	(10)	(20)
Net cash receipts (payments) for hedging activity	2	(6)
Distributions to non-controlling interests	(12)	(8)
Other, net(b)	(4)	(7)
Cash utilized in financing activities	—	(47)
Effect of exchange rate fluctuations on cash	12	37
Change in cash	(420)	(247)
Cash at beginning of period	759	734
Cash at end of period	$339	$487
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.
(b)	Other, net includes share settlement activity.

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

Financial information for the three months ended June 30, 2026 and 2025 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings (loss) before income taxes:

	Three months ended June 30,
	2026			2025
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$949	$704	$1,653	$943	$741	$1,684
Other			15			22
Net Sales			$1,668			$1,706
Less:
Cost of goods sold	767	672		772	615
Selling, administrative, engineering and research and development expenses	32	33		42	46
Equity earnings	(23)	(6)		(19)	(9)
Other segment expenses (income)	8	(1)		13	(1)
Segment operating profit	$165	$6	$171	$135	$90	$225
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(24)			(25)
Goodwill impairment			(873)
Restructuring, asset impairment and other charges			(17)			(108)
Gain on sale of joint venture and misc. assets			2
Interest expense, net			(86)			(85)
Earnings (loss) before income taxes			$(827)			$7

Financial information for the six months ended June 30, 2026 and 2025 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings (loss) before income taxes:

	Six months ended June 30,
	2026			2025
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$1,819	$1,359	$3,178	$1,816	$1,407	$3,223
Other			29			50
Net Sales			3,207			$3,273

Less:
Cost of goods sold	1,473	1,294		1,475	1,173
Selling, administrative, engineering and research and development expenses	68	72		85	92
Equity earnings	(43)	(12)		(38)	(13)
Other segment expenses (income)	14	(1)		18	(3)
Segment operating profit	$307	$6	$313	$276	$158	$434
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(56)			(53)
Goodwill impairment			(873)
Restructuring, asset impairment and other charges			(55)			(191)
Gain (loss) on sale of joint venture and misc. assets			(44)			6
Legacy environmental charge						(4)
Interest expense, net			(165)			(166)
Earnings (loss) before income taxes			$(880)			$26

	As of June 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Total assets:
2026	$4,864	$2,900	$7,764	$324	$8,088
2025	4,841	3,984	8,825	354	9,179
Equity investments:
2026	$468	$208	$676	$34	$710
2025	475	201	676	36	712

	Three months ended June 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Equity earnings:
2026	$23	$6	$29	$—	$29
2025	19	9	28	—	28
Capital expenditures:
2026	$49	$46	$95	$—	$95
2025	41	48	89	15	104
Depreciation and amortization expense:
2026	$73	$43	$116	$4	$120
2025	70	43	113	5	118

	Six months ended June 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Equity earnings:
2026	$43	$12	$55	$—	$55
2025	38	13	51	—	51
Capital expenditures:
2026	$114	$122	$236	$1	$237
2025	103	120	223	16	239
Depreciation and amortization expense:
2026	$144	$85	$229	$7	$236
2025	143	80	223	10	233

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	As of June 30,
	U.S.	Non-U.S.	Total
2026	$779	$2,846	$3,625
2025	798	2,854	3,652

The Company’s net sales by geographic region are as follows:

	Three months ended June 30,
	U.S.	Non-U.S.	Total
2026	$427	$1,241	$1,668
2025	446	1,260	1,706

Operations outside the U.S. that accounted for 10% or more of consolidated net sales during the three months ended June 30, 2026 and 2025 were in France (2026-12%, 2025-12%), Italy (2026-13%, 2025-13%), and Mexico (2026-14%, 2025-14%).

	Six months ended June 30,
	U.S.	Non-U.S.	Total
2026	$834	$2,373	$3,207
2025	888	2,385	3,273

Operations outside the U.S. that accounted for 10% or more of consolidated net sales during the six months ended June 30, 2026 and 2025 were in France (2026-12%, 2025-12%), Italy (2026-12%, 2025-13%), and Mexico (2026-14%, 2025-13%).

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

For the three- and six-month periods ended June 30, 2026 and 2025, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded in the Condensed Consolidated Balance Sheets.

The following tables for the three months ended June 30, 2026 and 2025 disaggregate the Company’s revenue by customer end use:

	Three months ended June 30, 2026
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$510	$502	$1,012
Food and other	246	117	363
Non-alcoholic beverages	193	85	278
Reportable segment totals	$949	$704	$1,653
Other			15
Net sales			$1,668

	Three months ended June 30, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$535	$533	$1,068
Food and other	219	118	337
Non-alcoholic beverages	189	90	279
Reportable segment totals	$943	$741	$1,684
Other			22
Net sales			$1,706

The following tables for the six months ended June 30, 2026 and 2025 disaggregate the Company’s revenue by customer end use:

	Six months ended June 30, 2026
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$975	$966	$1,941
Food and other	484	236	720
Non-alcoholic beverages	360	157	517
Reportable segment totals	$1,819	$1,359	$3,178
Other			29
Net sales			$3,207

	Six months ended June 30, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,038	$1,014	$2,052
Food and other	436	229	665
Non-alcoholic beverages	342	164	506
Reportable segment totals	$1,816	$1,407	$3,223
Other			50
Net sales			$3,273

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

At June 30, 2026 and 2025, the Company reported $883 million and $848 million of accounts receivable, respectively, net of allowances of $33 million and $31 million, respectively. Changes in the allowance were not material for each of the three and six months ended June 30, 2026 and 2025.

4. Inventories

Major classes of inventory at June 30, 2026, December 31, 2025 and June 30, 2025 are as follows:

	June 30,	December 31,	June 30,
	2026	2025	2025
Finished goods	$755	$781	$742
Raw materials	150	182	196
Operating supplies	42	39	52
	$947	$1,002	$990

5. Goodwill

The changes in the carrying amount of goodwill at June 30, 2026, December 31, 2025 and June 30, 2025 are as follows:

	Europe	Americas	Total
Balance as of June 30, 2025	$896	$571	$1,467
Translation effects	1	19	20
Balance as of December 31, 2025	897	590	1,487
Impairment	(873)		(873)
Translation effects	(24)	18	(6)
Balance as of June 30, 2026	$—	$608	$608

As part of its on-going assessment of goodwill, the Company determined that indicators of impairment occurred during the second quarter of 2026, including a significant reduction of its share price and lower projected earnings and cash flow from its European operations.  The Company's business in Europe has experienced a combination of softer demand and an increasingly competitive market backdrop, which pressured price amid low-capacity utilization. In the second quarter of 2026, higher operating costs associated with recent plant restructuring actions in Europe also impacted operations more negatively. Higher global energy costs in Europe are also expected in future periods driven by the conflicts in the Middle East.  These factors, combined with the narrow difference between the estimated fair value and carrying value of the Europe reporting unit as of December 31, 2025, resulted in the Company performing an interim impairment analysis during the second quarter of 2026.  As a result, the Company recorded a non-cash impairment charge of $873 million in the second quarter of 2026, which was equal to the excess of the Europe reporting unit's carrying value over its fair value and resulted in a complete impairment of Europe’s goodwill balance. Goodwill related to the Company’s Latin America reporting unit (Americas segment) was determined to not be impaired as a result of the interim impairment analysis and no goodwill remains on the Company's North America reporting unit.

When performing its test for goodwill impairment, the Company compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV is recorded as an impairment loss.  The calculations of the BEV are based on significant internal and external inputs, such as projected future cash flows of the reporting units, discount rates, and terminal business value, among other assumptions. The valuation approach utilized by management represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of unobservable inputs. The Company’s projected future cash flows incorporates management’s best estimates of the expected future results including, but not limited to, price trends, customer demand, material costs, asset replacement costs and any other known factors.

The remaining balance of goodwill in Latin America remains susceptible to future impairment charges.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed during the second quarter of 2026 may have resulted in an impairment in the Company’s Latin America reporting unit. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

As a result of the impairment of Europe’s goodwill balance, the Company conducted a review during the second quarter of 2026 and determined there was no impairment of Europe’s long-lived assets.

Goodwill for the Americas segment is net of accumulated impairment losses of $1,040 million as of June 30, 2025, December 31, 2025, and June 30, 2026.

6. Derivative Instruments

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

An unrecognized loss of $12 million and $0 million at June 30, 2026 and December 31, 2025, respectively, and an unrecognized gain of $1 million at June 30, 2025 related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI at June 30, 2026, December 31, 2025 and June 30, 2025.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $4 million, $1 million and $2 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2026, December 31, 2025 and June 30, 2025:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2026	2025	2025	2026	2025	2025
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$15	$—	$—	$3	$2	$1
Fair value hedges of foreign exchange risk (b)	1	1	1	69	78	163
Net investment hedges (c)	11	11	9	173	207	142
Total derivatives accounted for as hedges	$27	$12	$10	$245	$287	$306
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)		2	14	2		1
Total derivatives	$27	$14	$24	$247	$287	$307

Current	$23	$14	$24	$62	$71	$157
Noncurrent	4		—	185	216	150
Total derivatives	$27	$14	$24	$247	$287	$307
(a)	The notional amount of the commodity forward contracts and collars was approximately 32 million, 9 million, and 9 million British Thermal Units at June 30, 2026, December 31, 2025, and June 30, 2025, respectively. The maximum maturity dates are in 2027 at June 30, 2026, December 31, 2025, and June 30, 2025.
(b)	The notional amounts of the fair value hedges of foreign exchange risk were $400 million at June 30, 2026 and December 31, 2025 and $816 million at June 30, 2025. The maximum maturity dates are in 2030 at June 30, 2026, December 31, 2025 and June 30, 2025.
(c)	The notional amounts of the net investment hedges were €1,176 million at June 30, 2026, and December 31, 2025 and €844 million at June 30, 2025. The maximum maturity dates are in 2028 at June 30, 2026, December 31, and at June 30, 2025.
(d)	The notional amounts of the foreign exchange derivative contracts were $294 million, $526 million and $506 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively. The maximum maturity dates are in 2026 at June 30, 2026 and December 31, 2025 and 2025 at June 30, 2025.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as hedging instruments:	2026	2025	2026	2025
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(11)	$(1)	$—	$—
Net Investment Hedges
Net Investment Hedges (b)	4	(74)	3	3
	$(7)	$(75)	$3	$3

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments:	2026	2025	2026	2025
Cash Flow Hedges
Commodity forward contracts and collars (a)	$(12)	$5	$—	$—
Net Investment Hedges
Net Investment Hedges (b)	40	(111)	6	6
	$28	$(106)	$6	$6

	Amount of Gain (Loss) Recognized in Other expense, net		Amount of Gain (Loss) Recognized in Other expense, net
	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedges:	2026	2025	2026	2025
Foreign exchange derivative contracts	$(1)	$19	$(5)	$25

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

7. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2026 and 2025 is as follows:

	Fit to Win program
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2026	$113	$—	$68	$181
Charges	10	2	5	17
Write-down of assets to net realizable value		(2)		(2)
Net cash paid, principally severance and related benefits	(42)		(13)	(55)
Other, including foreign exchange translation			(9)	(9)
Balance at June 30, 2026	$81	$—	$51	$132

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2025	$78	$—	$32	$6	$—	4	$120
Charges	8	104	1				113
Write-down of assets to net realizable value		(104)					(104)
Net cash paid, principally severance and related benefits	(46)		(2)	(1)		(1)	(50)
Other, including foreign exchange translation	7						7
Balance at June 30, 2025	$47	$—	$31	$5	$—	$3	$86

Selected information related to the restructuring accruals for the six months ended June 30, 2026 and 2025 is as follows:

	Fit to Win program
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2026	$113	$	$70	$183
Charges	37	2	16	55
Write-down of assets to net realizable value		(2)		(2)
Net cash paid, principally severance and related benefits	(67)		(23)	(90)
Other, including foreign exchange translation	(2)		(12)	(14)
Balance at June 30, 2026	$81	$—	$51	$132

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2025	$51	$—	$18	$7	$—	$4	$80
Charges	58	118	19				195
Write-down of assets to net realizable value		(118)					(118)
Net cash paid, principally severance and related benefits	(69)		(6)	(2)		(1)	(78)
Other, including foreign exchange translation	7						7
Balance at June 30, 2025	$47	$—	$31	$5	$—	$3	$86

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis.

As of June 30, 2026, the Company’s only major restructuring program was the Fit to Win initiative, which is expected to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses.  Details regarding charges, payments and other changes to the Fit to Win restructuring accruals are presented in the tables above. The Fit to Win initiative is expected to last at least through 2026, but management does not yet have an estimate for the total restructuring charges to be incurred with this program.

For the three and six months ended June 30, 2026, the Company recorded restructuring, asset impairment and other charges of approximately $17 million and $55 million, respectively, to Other expense, net in the Condensed Consolidated Results of Operations, all of which related to the Fit to Win program. For the three months ended June 30, 2026, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($4 million), and in the Europe segment ($13 million). For the six months ended June 30, 2026, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($7 million), Europe segment ($44 million) and Retained corporate costs and other ($4 million). As of June 30, 2026, the Company has incurred cumulative charges of approximately $700 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes its assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and six months ended June 30, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $113 million (which included $104 million related to its decision to halt the MAGMA program) and $195 million, respectively, to Other expense, net in the Condensed Consolidated Results of Operations, of which all related to the Fit to Win program. For the three months ended June 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($50 million), Europe segment ($3 million) and Retained corporate costs and other ($60 million). For the six months ended June 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($56 million), Europe segment ($55 million) and Retained corporate costs and other ($84 million). As of June 30, 2025, the Company had incurred cumulative charges of approximately $396 million related to the Fit to Win program.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisals, where applicable) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded during the three and six months ended June 30, 2026, the remaining carrying value of the impaired assets was approximately $0.

8. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2026 and 2025 are as follows:

	U.S.		Non-U.S.
	Three months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
Service cost	$1	$1	$2	$2
Interest cost	10	11	9	9
Expected asset return	(12)	(12)	(8)	(8)
Amortization of actuarial loss	3	3	3	2
Net periodic pension cost	$2	$3	$6	$5

The components of the net periodic pension cost for the six months ended June 30, 2026 and 2025 are as follows:

	U.S.		Non-U.S.
	Six months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service cost	$2	$2	$4	$4
Interest cost	20	22	18	17
Expected asset return	(24)	(25)	(15)	(15)
Amortization of actuarial loss	7	6	5	4
Net periodic pension cost	$5	$5	$12	$10

The components of pension expense, other than the service cost component, are included in Other expense, net in the Condensed Consolidated Results of Operations.

9. Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur, in accordance with U.S. GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions, and factors such as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations and the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory US federal tax rate of 21% primarily because of varying non-U.S. tax rates, the impact of the U.S. valuation allowance, non-deductible goodwill impairment charges and the establishment of a valuation allowance against net deferred tax assets in various European jurisdictions. The Company continues to evaluate the realizability of deferred tax assets each reporting period.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, Italy, Peru and Poland. The years under examination range from 2004 through 2024. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows. Due to uncertainties regarding the ultimate resolution of income tax examinations, the Company is not able to reasonably estimate any tax assessments that may be settled at amounts in excess of established reserves in future periods, or the future periods in which any income tax payments to settle these provisions for income tax uncertainties.

10. Debt

The following table summarizes the long-term debt of the Company at June 30, 2026, December 31, 2025, and June 30, 2025:

	June 30,	December 31,	June 30,
	2026	2025	2025
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$130	$—	$—
Term Loans:
Term Loans A	790	799
Term Loans B	640	643
Previous Secured Credit Agreement:
Revolving Credit Facility:			205
Revolving Loans
Term Loans:
Term Loans A			1,339
Senior Notes:
6.625%, due 2027		610	610
6.250%, due 2028 (€600 million)	680	700	699
5.250%, due 2029 (€500 million)	565	581	580
4.750%, due 2030	398	397	397
7.250%, due 2031	684	684	683
7.375%, due 2032	297	297	296
9.500%, due 2033	493
Finance leases	152	174	186
Other	27	18	8
Total long-term debt	4,856	4,903	5,003
Less amounts due within one year	63	66	105
Long-term debt	$4,793	$4,837	$4,898

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

At June 30, 2026, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, the U.S. dollar equivalent of $800 million in term loan A facilities ($790 million outstanding balance at June 30, 2026, net of debt issuance costs) and $650 million in term loan B facilities ($640 million outstanding balance at June 30, 2026, net of debt issuance costs). At June 30, 2026, the Company’s subsidiaries that are party to the Credit Agreement had unused credit of $1.11 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at June 30, 2026 was 5.50%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of June 30, 2026, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2026, the Company issued $500 million aggregate principal amount of senior notes that bear interest at 9.500% and mature on June 1, 2033. The senior notes were issued via private placements and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs, were used to repurchase and redeem the aggregate principal amounts described in the May 2026 redemption below.

In May 2026, the Company redeemed $612 million aggregate principal amount of the outstanding 6.625% Senior Notes due 2027. The redemption was funded in part with the proceeds from the May 2026 senior notes issuances described above. The Company recorded approximately $1 million of additional interest charges related to this senior note redemption for the write-off of unamortized finance fees.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at June 30, 2026 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
6.250%, due 2028 (€600 million)	$683	101.61	$694
5.250%, due 2029 (€500 million)	569	101.76	579
4.750%, due 2030	400	94.99	380
7.250%, due 2031	690	98.82	682
7.375%, due 2032	300	96.05	288
9.500%, due 2033	500	102.50	513

11. Contingencies

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

The Company has recorded aggregate accruals of approximately $20 million, $21 million and $38 million (undiscounted) as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation and monitoring costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows.

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

12. Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2026 and 2025 is as follows:

	Share Owners’ Equity of the Company
				Retained	Accumulated
		Capital in		Earnings/	Other	Non-	Total Share
	Common	Excess of	Treasury	(Accumulated	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Deficit)	Loss	Interests	Equity
Balance on April 1, 2026	$2	$3,024	(667)	$475	$(1,558)	$156	$1,432
Reissuance of common stock (0.2 million shares)		(3)	6				3
Net earnings (loss)				(972)		7	(965)
Other comprehensive income					76	5	81
Distributions to non-controlling interests						(12)	(12)
Balance on June 30, 2026	$2	$3,021	$(661)	$(497)	$(1,482)	$156	$539

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2025	$2	$3,045	$(679)	$660	$(1,914)	$135	$1,249
Reissuance of common stock (0.2 million shares)		(2)	5				3
Shares repurchased (0.9 million shares)		(10)					(10)
Stock compensation (0.1 million shares)		4					4
Net earnings (loss)				(5)		6	1
Other comprehensive income					129		129
Distributions to non-controlling interests						(8)	(8)
Balance on June 30, 2025	$2	$3,037	$(674)	$656	$(1,785)	$133	$1,369

The activity in share owners’ equity for the six months ended June 30, 2026 and 2025 is as follows:

	Share Owners’ Equity of the Company
				Retained	Accumulated
		Capital in		Earnings/	Other	Non-	Total Share
	Common	Excess of	Treasury	(Accumulated	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Deficit)	Loss	Interests	Equity
Balance on January 1, 2026	$2	$3,031	$(667)	$548	$(1,620)	$151	$1,445
Reissuance of common stock (0.4 million shares)		(5)	10				5
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (0.9 million shares)		5					5
Net earnings (loss)				(1,046)		10	(1,036)
Other comprehensive income					138	7	145
Distributions to non-controlling interests						(12)	(12)
Other			(4)				(4)
Balance on June 30, 2026	$2	$3,021	$(661)	$(497)	$(1,482)	$156	$539

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2025	$2	$3,053	$(677)	$676	$(1,975)	$126	$1,205
Reissuance of common stock (0.4 million shares)		(4)	10				6
Shares repurchased (0.6 million shares)		(20)					(20)
Stock compensation (0.9 million shares)		8					8
Net earnings (loss)				(20)		10	(10)
Other comprehensive income					190	5	195
Distributions to non-controlling interests						(8)	(8)
Other			(7)				(7)
Balance on June 30, 2025	$2	$3,037	$(674)	$656	$(1,785)	$133	$1,369

The Company’s Board of Directors has authorized a $100 million anti-dilutive share repurchase program, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. During the three months ended June 30, 2026, no shares of the Company’s common stock were repurchased. Approximately $30 million remained available for purchases under this program as of June 30, 2026.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2026	2025	2025

Shares of common stock issued (including treasury shares)	184,180	183,531	184,985

Treasury shares	30,521	30,558	30,912

13. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2026 and 2025 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2026	$(999)	$(85)		$(474)		$(1,558)
Change before reclassifications	86	(20)		(1)		65
Amounts reclassified from accumulated other comprehensive income (loss)		3	(a)	6	(b)	9
Translation effect				(1)		(1)
Tax effect		4		(1)		3
Other comprehensive income (loss) attributable to the Company	86	(13)		3		76
Balance on June 30, 2026	$(913)	$(98)		$(471)		$(1,482)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2025	$(1,343)	$(42)		$(529)		$(1,914)
Change before reclassifications	213	(83)		1		131
Amounts reclassified from accumulated other comprehensive income (loss)		3	(a)	5	(b)	8
Translation effect				(12)		(12)
Tax effect		3		(1)		2
Other comprehensive income (loss) attributable to the Company	213	(77)		(7)		129
Balance on June 30, 2025	$(1,130)	$(119)		$(536)		$(1,785)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2026	$(1,019)	$(119)		$(482)		$(1,620)
Change before reclassifications	106	12		(2)		116
Amounts reclassified from accumulated other comprehensive income (loss)		6	(a)	12	(b)	18
Translation effect				2		2
Tax effect		3		(1)		2
Other comprehensive income attributable to the Company	106	21		11		138
Balance on June 30, 2026	$(913)	$(98)		$(471)		$(1,482)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2025	$(1,435)	$(14)		$(526)		$(1,975)
Change before reclassifications	305	(111)		(1)		193
Amounts reclassified from accumulated other comprehensive income (loss)		6	(a)	10	(b)	16
Translation effect				(18)		(18)
Tax effect				(1)		(1)
Other comprehensive income (loss) attributable to the Company	305	(105)		(10)		190
Balance on June 30, 2025	$(1,130)	$(119)		$(536)		$(1,785)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net post-retirement benefit cost.

14. Other Expense, Net

Other expense, net for the three and six months ended June 30, 2026 and 2025 included the following:

	Three months ended June 30,			Six months ended June 30,
	2026	2025		2026	2025
Goodwill impairment (see Note 5)	$(873)	$		$(873)	$
Restructuring, asset impairment and other charges	(17)		(108)	(55)		(191)
Gain (loss) on sale of joint venture and misc. assets	2			(44)		6
Legacy environmental charge (see Note 11)						(4)
Intangible amortization expense	(7)		(7)	(14)		(13)
Foreign currency exchange loss	(1)		(3)			(3)
Royalty income	4		5	8		10
Other expense	(8)		(5)	(13)		(5)
Other expense, net	$(900)		$(118)	$(991)		$(200)

In the first six months of 2026, the Company recorded pre-tax losses of approximately $44 million, primarily related to the sale of its share of a joint venture in the former Asia Pacific region. In the first six months of 2025, the Company recorded pre-tax gains of approximately $6 million on the sale of land and buildings of a previously closed plant in the Americas.

15. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Numerator:
Net loss attributable to the Company	$(972)	$(5)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,498	153,993
Effect of dilutive securities:
Stock options and other
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	153,498	153,993
Basic loss per share:
Net loss attributable to the Company	$(6.33)	$(0.03)
Diluted loss per share:
Net loss attributable to the Company	$(6.33)	$(0.03)

The diluted loss per share computation for the three months ended June 30, 2026 and 2025 excludes 1,721,046 and 371,732 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the three months ended June 30, 2026 and 2025, diluted loss per share of common stock was equal to basic loss per share of common stock due to the net loss attributable to the Company.

The following table sets forth the computation of basic and diluted loss per share for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Numerator:
Net loss attributable to the Company	$(1,046)	$(20)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,093	153,851
Effect of dilutive securities:
Stock options and other
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	153,093	153,851
Basic loss per share:
Net loss attributable to the Company	$(6.83)	$(0.13)
Diluted loss per share:
Net loss attributable to the Company	$(6.83)	$(0.13)

The diluted loss per share computation for the six months ended June 30, 2026 and 2025 excludes 1,121,653 and 537,764 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the six months ended June 30, 2026 and 2025, diluted loss per share of common stock was equal to basic loss per share of common stock due to the net loss attributable to the Company.

16. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Six months ended June 30,
	2026	2025
U.S.	$9	$7
Non-U.S.	51	43
Total income taxes paid in cash	$60	$50

Interest paid in cash for the six months ended June 30, 2026 and 2025 was $173 million and $178 million, respectively.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheets. At June 30, 2026, December 31, 2025 and June 30, 2025, the total amount of trade receivables sold by the Company was $496 million, $531 million, and $544 million, respectively. These amounts included $192 million, $159 million and $201 million at June 30, 2026, December 31, 2025, and June 30, 2025, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

The Company’s use of its accounts receivable factoring programs resulted in an increase to cash utilized in operating activities of approximately $35 million and a decrease of $9 million for the six months ended June 30, 2026 and June 30, 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded expenses related to these factoring programs of approximately $8 million and $9 million, respectively.

In addition, the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.

The Company’s outstanding obligations under the SCF Program are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Confirmed obligations outstanding at the beginning of the period	$63	$68	$69	$82
Invoices confirmed during the period	76	89	150	167
Confirmed invoices paid during the period	(77)	(36)	(157)	(128)
Confirmed obligations outstanding at the end of the period	$62	$121	$62	$121

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

Financial information for the three and six months ended June 30, 2026 and 2025 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Sales:
Americas	$949	$943	$1,819	$1,816
Europe	704	741	1,359	1,407
Reportable segment totals	1,653	1,684	3,178	3,223
Other	15	22	29	50
Net Sales	$1,668	$1,706	$3,207	$3,273

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss attributable to the Company	$(972)	$(5)	$(1,046)	$(20)
Net earnings attributable to non-controlling interests	7	6	10	10
Net earnings (loss)	(965)	1	(1,036)	(10)
Provision for income taxes	138	6	156	36
Earnings (loss) before income taxes	(827)	7	(880)	26
Items excluded from segment operating profit:
Retained corporate costs and other	24	25	56	53
Goodwill impairment	873		873
Restructuring, asset impairment and other charges	17	108	55	191
(Gain) loss on sale of joint venture and misc. assets	(2)		44	(6)
Legacy environmental charge				4
Interest expense, net	86	85	165	166
Segment operating profit	$171	$225	$313	$434

Americas	165	135	307	276
Europe	6	90	6	158
Reportable segment totals	$171	$225	$313	$434

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2026 and 2025

Net sales in the second quarter of 2026 decreased $38 million, or approximately 2%, compared to the same period in the prior year, primarily due to the impact from lower sales volumes, partially offset by slightly higher average selling prices and favorable foreign currency translation.

Loss before income taxes changed by $834 million in the second quarter of 2026 compared to earnings before income taxes in the same quarter in 2025. This change was primarily due to a goodwill impairment and lower segment operating profit in Europe.

Segment operating profit of reportable segments in the second quarter of 2026 was $54 million lower compared to the same period in the prior year, primarily due to lower net prices (net of cost inflation) and lower sales volumes, partially offset by lower operating costs and the favorable impact of foreign currency translation. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiative, partially offset by furnace events and operational disruptions following recent plant restructuring actions and other costs.

Net interest expense in the second quarter of 2026 increased $1 million compared to the second quarter of 2025.

In the second quarter of 2026, the Company recorded net loss attributable to the Company of $972 million, or $6.33 per share, compared to a net loss attributable to the Company of $5 million, or $0.03 per share, in the second quarter of 2025. As discussed below, net loss attributable to the Company in 2026 and 2025 included items that management considers not representative of ongoing operations and other adjustments. These items increased net loss attributable to the Company by $986 million, or $6.42 per share, in the second quarter of 2026 and increased net loss attributable to the Company by $86 million, or $0.56 per share, in the second quarter of 2025.

Results of Operations — Second Quarter of 2026 Compared with Second Quarter of 2025

Net Sales

The Company’s net sales in the second quarter of 2026 were $1,668 million compared with $1,706 million in the second quarter of 2025, a decrease of $38 million, or approximately 2%. Glass container shipments, in tons, were down approximately 5% in the second quarter of 2026 (down approximately 4.5% excluding the impact of a divestiture), which decreased net sales by approximately $84 million compared to the same period in the prior year. Average selling prices slightly increased, which increased net sales by $4 million in the second quarter of 2026. The Company believes that several factors contributed to lower volumes in the second quarter of 2026, including softer demand, challenging prior year comparisons, and constrained sales opportunities resulting from several furnace events and operational disruptions following recent plant restructuring actions. Demand trends improved sequentially through the second quarter with June 2026 sales volumes being flat with June 2025. Food and non-alcoholic beverage glass container sales continue to perform better than beer, wine and spirits sales. Favorable foreign currency exchange rates increased net sales by $49 million in the second quarter of 2026 compared to the same period in the prior year. Other sales were approximately $7 million lower in the second quarter of 2026 than in the same quarter in the prior year, driven by the divestiture of a plant in the fourth quarter of 2025 in the former Asia Pacific region.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2025		$1,684
Price	$4
Sales volume and mix	(84)
Effects of changing foreign currency rates	49
Total effect on reportable segment net sales		(31)
Reportable segment net sales - 2026		$1,653

Americas: Net sales in the Americas in the second quarter of 2026 were $949 million compared to $943 million in the second quarter of 2025, an increase of $6 million, or less than 1%. Higher selling prices in the region increased net sales by $36 million in the second quarter of 2026. Glass container shipments were approximately 7% lower in the second quarter of 2026, which decreased net sales by approximately $74 million, due to challenging prior year comparisons, softer demand, exiting some unprofitable business and the impact of a furnace event, which constrained sales opportunities. The favorable effects of foreign currency exchange rate changes increased net sales by $44 million in the second quarter of 2026 compared to the same period in 2025, as the Brazilian Real, Colombian Peso and Mexican Peso strengthened compared to the U.S. dollar.

Europe: Net sales in Europe in the second quarter of 2026 were $704 million compared to $741 million in the second quarter of 2025, a decrease of $37 million, or approximately 5%. Lower average selling prices in Europe decreased net sales by $32 million in the second quarter of 2026. Glass container shipments decreased by approximately 2% in the second quarter of 2026, which decreased net sales by approximately $10 million. The Company believes that lower net sales in the second quarter of 2026 were due to operational disruptions following recent plant restructuring actions, which limited sales opportunities. Favorable effects of foreign currency exchange rate changes increased net sales by $5 million in the second quarter of 2026 compared to the same period in the prior year, as the Euro slightly strengthened compared to the U.S. dollar.

Earnings (Loss) before Income Taxes and Segment Operating Profit

Loss before income taxes was $827 million in the second quarter of 2026 compared to earnings before income taxes of $7 million in the second quarter of 2025, a change of $834 million.  This change was primarily due to a goodwill impairment and lower segment operating profit in Europe.

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

Segment operating profit of reportable segments in the second quarter of 2026 was $171 million, compared to $225 million in the second quarter of 2025, a decrease of $54 million, or 24%. This decrease was primarily due to lower net prices (net of cost inflation) and lower sales volumes. Operating costs were lower and favorably impacted by approximately $53 million of benefits from the Company’s Fit to Win initiative (consistent with management’s expectations), partially offset by approximately $34 million related to temporary production curtailments, furnace events and operational disruptions following recent plant restructuring actions and other costs. Favorable foreign currency exchange rates increased segment operating profit by $9 million in the second quarter of 2026 compared to the same quarter in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2025		$225
Net price (net of cost inflation)	$(64)
Sales volume and mix	(18)
Operating costs	19
Effects of changing foreign currency rates	9
Total net effect on reportable segment operating profit		(54)
Reportable segment operating profit - 2026		$171

Americas: Segment operating profit in the Americas was $165 million in the second quarter of 2026, compared to $135 million in the second quarter of 2025, an increase of $30 million, or approximately 22%. Higher selling prices exceeded higher cost inflation and resulted in a $21 million increase to segment operating profit in the second quarter of 2026. The impact of lower shipments discussed above decreased segment operating profit by $17 million in the second quarter of 2026 compared to the same quarter in 2025. The effects of foreign currency exchange rates increased segment operating profit by $10 million in the second quarter of 2026.

In addition, operating costs in the second quarter of 2026 were $16 million lower than in the same period in the prior year, primarily due to approximately $19 million in savings from the Company’s Fit to Win initiative, partially offset by $3 million from costs related to a furnace event and other items.

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

Europe: Segment operating profit in Europe was $6 million in the second quarter of 2026 compared to $90 million in the second quarter of 2025, a decrease of $84 million, or approximately 93%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $85 million in the second quarter of 2026 compared to the same quarter in 2025 due to elevated competitive pressures and a step-up in energy costs following the expiration of favorable energy contracts at the end of 2025 and higher costs stemming from the Middle East conflicts. The impact of lower shipments discussed above decreased segment operating profit by approximately $1 million.

Partially offsetting this was the benefit of $3 million of lower operating costs in the second quarter of 2026 compared to the same quarter in 2025, driven by approximately $34 million of benefits from the Fit to Win initiative. These benefits were partially offset by approximately $31 million related to higher operating costs associated with recent plant restructuring actions, two furnace events and other higher costs. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the second quarter of 2026.

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

Interest Expense, Net

Net interest expense in the second quarter of 2026 was $86 million compared to $85 million in the second quarter of 2025.

Provision for Income Taxes

The Company’s effective tax rate from operations for the second quarter of 2026 was (17%) compared to 86% for the second quarter of 2025.  The effective tax rate for the second quarter of 2026 differed from the second quarter of 2025 due to non-deductible goodwill impairment charges, the additional $96 million change in European valuation allowance on deferred tax assets and a change in the mix of geographic earnings in the second quarter of 2026.

Net Loss Attributable to the Company

For the second quarter of 2026, the Company recorded a net loss attributable to the Company of $972 million, or $6.33 per share, compared to a net loss attributable to the Company of $5 million, or $0.03 per share, in the second quarter of 2025. Net loss attributable to the Company in the second quarter of 2026 and 2025 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Loss
	(Increase)
	Decrease
Description	2026	2025
Goodwill impairment	$(873)	$
Restructuring, asset impairment and other charges	(17)		(108)
Gain on sale of joint venture and misc. assets	2
Charges for note repurchase premiums and write-off of deferred finance fees and related charges	(1)
Change in European valuation allowance on deferred tax assets	(96)
European investment tax incentive			22
Net impact of non-controlling interests on items above	(1)
Total	$(986)		$(86)

Executive Overview — Six months ended June 30, 2026 and 2025

Net sales for the first six months of 2026 decreased $66 million, or approximately 2%, compared to the same period in the prior year, primarily due to the impact from lower sales volumes and lower average selling prices, partially offset by favorable foreign currency translation.

Loss before income taxes changed by $906 million in the first six months of 2026 compared to earnings before income taxes in the same period in 2025. This change was primarily due to a goodwill impairment and lower segment operating profit in Europe.

Segment operating profit of reportable segments in the first half of 2026 was $121 million lower compared to the same period in the prior year, primarily due to lower net prices (net of cost inflation) and lower sales volumes, partially offset by lower operating costs and the favorable impact of foreign currency translation. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiative, partially offset by temporary production curtailments and furnace events and operational disruptions following recent plant restructuring actions and other costs.

Net interest expense in the first six months of 2026 decreased $1 million compared to the same period in 2025.

For the first six months of 2026, the Company recorded net loss attributable to the Company of $1,046 million, or $6.83 per share, compared to a net loss attributable to the Company of $20 million, or $0.13 per share, in the first six months of 2025. As discussed below, net loss attributable to the Company in 2026 and 2025 included items that management considers not representative of ongoing operations and other adjustments. These items increased net loss attributable to the Company by $1,067 million, or $6.97 per share, in the first half of 2026 and increased net loss attributable to the Company by $165 million, or $1.06 per share, in the first half of 2025.

Results of Operations — First Six Months of 2026 Compared with First Six Months of 2025

Net Sales

The Company’s net sales in the first half of 2026 were $3,207 million compared with $3,273 million in the first half of 2025, a decrease of $66 million, or approximately 2%. Average selling prices declined, which decreased net sales by $9 million in the first six months of 2026. Glass container shipments, in tons, were down approximately 7% in the first half of 2026 (down approximately 6% excluding the impact of a divestiture), which decreased net sales by approximately $215 million compared to the same period in the prior year. The Company believes that several factors contributed to lower volumes in the first half of 2026, including softer demand in the beer, wine and spirits categories, tougher comparisons as the first half of 2025 likely benefitted from higher demand ahead of new U.S. tariffs, competitive pressures, primarily in Europe, and constrained sales opportunities resulting from several furnace events and operational disruptions following recent plant restructuring actions. Food and non-alcoholic beverage glass container sales continue to perform better than beer, wine and spirits sales. Favorable foreign currency exchange rates increased net sales by $179 million in the first half of 2026 compared to the same period in the prior year. Other sales were approximately $21 million lower in the first six months of 2026 than in the same period in the prior year, driven by the divestiture of a plant in the fourth quarter of 2025 in the former Asia Pacific region.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2025		$3,223
Price	$(9)
Sales volume and mix	(215)
Effects of changing foreign currency rates	179
Total effect on reportable segment net sales		(45)
Reportable segment net sales - 2026		$3,178

Americas: Net sales in the Americas in the first six months of 2026 were $1,819 million compared to $1,816 million in the first six months of 2025, an increase of $3 million, or less than 1%. Higher selling prices in the region increased net sales by $59 million in the first half of 2026. Glass container shipments were approximately 8% lower in the first six months of 2026, which decreased net sales by approximately $156 million, due to challenging prior year comparisons, soft demand in the beer and wine categories, ongoing customer inventory adjustments in spirits and a furnace event that constrained sales opportunities. Sales trends were more stable in the food and non-alcoholic beverage categories. Sales volumes in the first half of 2026 throughout the segment were down in North America and Mexico and up in South America compared to the same period in 2025. The favorable effects of foreign currency exchange rate changes increased net sales by $100 million in the first six months of 2026 compared to the same period in 2025, as the Brazilian Real, Colombian Peso and Mexican Peso strengthened compared to the U.S. dollar.

Europe: Net sales in Europe in the first six months of 2026 were $1,359 million compared to $1,407 million in the first six months of 2025, a decrease of $48 million, or approximately 3%. Lower average selling prices in Europe decreased net sales by $68 million in the first half of 2026. Glass container shipments decreased by approximately 4% in the first half of 2026, which decreased net sales by approximately $59 million. The Company believes that net sales in the first six months of 2026 were adversely impacted by competitive price pressure in select markets, tougher comparisons, as the first half of 2025 likely benefitted from higher demand ahead of new U.S. tariffs, and operational disruptions following recent plant restructuring actions that constrained sales opportunities. Lower shipments were most pronounced to wine customers across Southern Europe. Favorable effects of foreign currency exchange rate changes increased net sales by $79 million in the first half of 2026 compared to the same period in the prior year, as the Euro strengthened compared to the U.S. dollar.

Earnings (Loss) before Income Taxes and Segment Operating Profit

Loss before income taxes was $880 million in the first six months of 2026 compared to earnings before income taxes of $26 million in the first six months of 2025, a change of $906 million.  This change was primarily due to a goodwill impairment and lower segment operating profit in Europe.

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

Segment operating profit of reportable segments in the first half of 2026 was $313 million, compared to $434 million in the first half of 2025, a decrease of $121 million, or 28%. This decrease was primarily due to lower net prices (net of cost inflation) and lower sales volumes. Operating costs were lower and favorably impacted by approximately $91 million of benefits from the Company’s Fit to Win initiative (consistent with management’s expectations), partially offset by approximately $71 million related to temporary production curtailments, furnace events and operational disruptions following recent plant restructuring actions and other costs. Favorable foreign currency exchange rates increased segment operating profit by $22 million in the first half of 2026 compared to the same period in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2025		$434
Net price (net of cost inflation)	$(129)
Sales volume and mix	(34)
Operating costs	20
Effects of changing foreign currency rates	22
Total net effect on reportable segment operating profit		(121)
Reportable segment operating profit - 2026		$313

Americas: Segment operating profit in the Americas was $307 million in the first six months of 2026, compared to $276 million in the first six months of 2025, an increase of $31 million, or approximately 11%. Higher selling prices exceeded higher cost inflation and resulted in a $32 million increase to segment operating profit in the first half of 2026. The impact of lower shipments discussed above, partially offset by an improved mix, decreased segment operating profit by $25 million in the first half of 2026 compared to the same period in 2025. The effects of foreign currency exchange rates increased segment operating profit by $17 million in the first six months of 2026.

In addition, operating costs in the first half of 2026 were $7 million lower than in the same period in the prior year, primarily due to approximately $37 million in savings from the Company’s Fit to Win initiative. These benefits were partially offset by approximately $30 million from temporary production curtailments to balance supply and demand, several external disruptions, including extreme weather in North America, civil unrest in Mexico and a natural gas pipeline outage in Peru, costs incurred related to a furnace event and the nonoccurrence of a $7 million insurance settlement recorded in the first half of 2025.

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

Europe: Segment operating profit in Europe was $6 million in the first six months of 2026 compared to $158 million in the first six months of 2025, a decrease of $152 million, or approximately 96%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $161 million in the first half of 2026 compared to the same period in 2025 due to a step-up in energy costs following the expiration of favorable energy contracts at the end of 2025 and elevated competitive pressures. The impact of lower shipments discussed above decreased segment operating profit by approximately $9 million.

Partially offsetting this was the benefit of $13 million of lower operating costs in the first half of 2026 compared to the same period in 2025, driven by approximately $54 million of benefits from the Fit to Win initiative. These benefits were partially offset by approximately $41 million related to operational disruptions following recent plant restructuring actions, two furnace events, temporary production curtailments to balance supply and demand and other higher costs. The effects of foreign currency exchange rates increased segment operating profit by $5 million in the first six months of 2026.

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

Interest Expense, Net

Net interest expense in the first six months of 2026 was $165 million compared to $166 million in the first six months of 2025.

Provision for Income Taxes

The Company’s effective tax rate from operations for the six months ended June 30, 2026 was (18%) compared to 139% for the six months ended June 30, 2025.  The effective tax rate for the first half of 2026 differed from the first half of 2025 due to non-deductible goodwill impairment charges, the additional $96 million change in European valuation allowance on deferred tax assets and a change in the mix of geographic earnings in the second quarter of 2026.

Net Earnings (Loss) Attributable to the Company

For the first six months of 2026, the Company recorded a net loss attributable to the Company of $1,046 million, or $6.83 per share, compared to a net loss attributable to the Company of $20 million, or $0.13 per share, in the first six months of 2025. Net loss attributable to the Company in the first half of 2026 and 2025 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2026	2025
Goodwill impairment	$(873)	$
Restructuring, asset impairment and other charges	(55)		(191)
Legacy environmental charge			(4)
Gain (loss) on sale of joint venture and misc. assets	(44)		6
Charges for note repurchase premiums and write-off of deferred finance fees and related charges	(1)
Change in European valuation allowance on deferred tax assets	(96)
European investment tax incentive			22
Net benefit for income tax on items above	3		2
Net impact of non-controlling interests on items above	(1)
Total	$(1,067)		$(165)

Forward-Looking Operational and Financial Information

●	Globally, shipments declined approximately 5% year-over-year in the second quarter of 2026, with June 2026 volumes flat versus the prior year June. Demand remains below management’s original expectations. The pace of recovery has been difficult to predict against a backdrop of sluggish consumer demand and customer destocking in certain markets. Looking ahead, the Company expects growth in the second half of 2026, supported by easier comparisons and new business wins. At the same time, management expects a more gradual pace of recovery as the Company attempts to improve its operating performance.
●	Net prices (net of cost inflation) are expected to be unfavorable in 2026 and assumes approximately $150 million of higher energy costs in Europe as certain energy contracts are reset at higher cost levels, as well as $75 million to $100 million of additional inflation through further energy market inflation as a result of Middle East conflicts.
●	To help limit energy-cost exposure, the Company has secured approximately 75–80% of its European natural-gas requirements for 2026 at rates favorable to current index prices.

●	Management anticipates generating approximately $200 million of Fit to Win benefits in 2026. On a cumulative basis, the Company expects at least $650 million of Fit to Win benefits through 2027 (with 2024 as a baseline).
●	Cash provided by operating activities is expected to range between approximately $275 million and $375 million for 2026, assuming the inclusion of approximately $150 million of restructuring payments. Capital expenditures in 2026 are expected to be approximately $425 million.
●	The Company is also realigning its 2027 targets and expects adjusted EBITDA of $1.2 billion to $1.3 billion. This assumes a slower recovery path in Europe, including continued commercial pressure, gradual improvement in industry utilization rates, elevated energy costs, and the revised Fit to Win outlook as the Company attempts to resolve European operational disruptions.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2026 were $24 million compared to $25 million in the second quarter of 2025 and were $56 million in the first six months of 2026 compared to $53 million for the same period in 2025. These costs were impacted in the second quarter and first six months of 2026, primarily due to lower management incentive expenses, higher expenses related to transformation activities, lower recharges to the regions due to decreasing costs, partially offset by approximately $12 million and $24 million of benefits from the Company’s Fit to Win initiative in the second quarter of 2026 and the first six months of 2026, respectively (consistent with management’s expectations).

Charge for Goodwill Impairment

As part of its on-going assessment of goodwill, the Company determined that indicators of impairment occurred during the second quarter of 2026, including a significant reduction of its share price and lower projected earnings and cash flow from its European operations.  The Company's business in Europe has experienced a combination of softer demand and an increasingly competitive market backdrop, which pressured price amid low-capacity utilization. In the second quarter of 2026, higher operating costs associated with recent plant restructuring actions in Europe also impacted operations more negatively. Higher global energy costs in Europe are also expected in future periods driven by the conflicts in the Middle East.  These factors, combined with the narrow difference between the estimated fair value and carrying value of the Europe reporting unit as of December 31, 2025, resulted in the Company performing an interim impairment analysis during the second quarter of 2026.  As a result, the Company recorded a non-cash impairment charge of $873 million in the second quarter of 2026, which was equal to the excess of the Europe reporting unit's carrying value over its fair value and resulted in a complete impairment of Europe’s goodwill balance. Goodwill related to the Company’s Latin America reporting unit (Americas segment) was determined to not be impaired as a result of the interim impairment analysis, and no goodwill remains on the Company's North America reporting unit.

See Note 5 to the Condensed Consolidated Financial Statements for further information.

Restructuring, Asset Impairment and Other Charges

For the three and six months ended June 30, 2026, the Company recorded restructuring, asset impairment and other charges of approximately $17 million and $55 million, respectively, to Other expense, net in the Condensed Consolidated Results of Operations, all of which related to the Fit to Win program. For the three months ended June 30, 2026, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($4 million), and in the Europe segment ($13 million). For the six months ended June 30, 2026, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($7 million), Europe segment ($44 million) and Retained corporate costs and other ($4 million). Additional restructuring charges are expected in future quarters when management completes its assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

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

See Note 7 to the Condensed Consolidated Financial Statements for further information.

Gain (Loss) on Sale of Miscellaneous Assets

In the second quarter of 2026, the Company recorded pre-tax gains of approximately $2 million on the sale of land from a previously closed plant in the Americas. In the first six months of 2026, the Company recorded pre-tax losses of approximately $44 million, primarily related to the sale of its share of a joint venture in the former Asia Pacific region.

In the first six months of 2025, the Company recorded pre-tax gains of approximately $6 million on the sale of land and buildings of a previously closed plant in the Americas.

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

At June 30, 2026, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, the U.S. dollar equivalent of $800 million in term loan A facilities ($790 million outstanding balance at June 30, 2026, net of debt issuance costs) and $650 million in term loan B facilities ($640 million outstanding balance at June 30, 2026, net of debt issuance costs). At June 30, 2026, the Company’s subsidiaries that are party to the Credit Agreement had unused credit of $1.11 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at June 30, 2026 was 5.50%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of June 30, 2026, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2026, the Company issued $500 million aggregate principal amount of senior notes that bear interest at 9.500% and mature on June 1, 2033. The senior notes were issued via private placements and are guaranteed by certain of the Company’s subsidiaries. The net proceeds, after deducting debt issuance costs, were used to repurchase and redeem the aggregate principal amounts described in the May 2026 redemption below.

In May 2026, the Company redeemed $612 million aggregate principal amount of the outstanding 6.625% Senior Notes due 2027. The redemption was funded in part with the proceeds from the May 2026 senior notes issuances described above. The Company recorded approximately $1 million of additional interest charges related to this senior note redemption for the write-off of unamortized finance fees.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at June 30, 2026 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

Operating activities: Cash utilized by operating activities was $200 million and $16 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cash utilized by operating activities in the first six months of 2026 was primarily due to a larger net loss, a higher use of working capital and an increase in cash paid for restructuring activities than in the same period in 2025.

Working capital was a use of cash of $381 million in the first six months of 2026, compared to a use of cash of $335 million in the same period in 2025. The higher use of cash from working capital for the six months ended June 30, 2026 reflects higher accounts receivable and lower accrued salaries compared to the same period in the prior year. The Company’s use of its accounts receivable factoring programs resulted in an increase to cash utilized by operating activities of approximately $35 million and cash provided by operating activities of approximately $9 million for the six months ended June 30, 2026 and 2025, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of June 30, 2026 were slightly higher compared to June 30, 2025.

Investing activities: Cash utilized in investing activities was $232 million and $221 million for the first six months of 2026 and 2025, respectively. Capital spending for property, plant and equipment was $237 million during the first half of 2026, compared to $239 million in the same period in 2025. The Company estimates that its full year 2026 capital expenditures are expected to approximate $425 million. Net cash proceeds on the sale of a joint venture and miscellaneous assets were $7 million and $18 million for the first six months of 2026 and 2025, respectively.

Financing activities: Cash utilized in financing activities was $0 and $47 million for the first six months of 2026 and 2025, respectively. Financing activities included additions to long-term debt of $990 million and $680 million for the first half of 2026 and 2025, respectively. Financing activities included repayments of long-term debt of $986 million and $698 million for the first six months ended 2026 and 2025, respectively. Short-term loans increased by $27 million and $12 million for the first six months ended 2026 and 2025, respectively. During each of the first half of 2026 and 2025, the Company repurchased $10 million and $20 million, respectively, of its common stock. The Company intends to repurchase up to $40 million of shares of its common stock in 2026.

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

There have been no other material changes in critical accounting estimates at June 30, 2026 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance, and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document, except where we are expressly required to do so by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 2026 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  Except as disclosed in Note 11 to the Condensed Consolidated Financial Statements, no such proceedings were pending or contemplated as of June 30, 2026.

For further information on legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in risk factors at June 30, 2026 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

For example, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. Natural gas forms the primary energy source for the Company’s European operations, and a significant amount of natural gas in Europe is ultimately sourced from Russia. The Company’s European operations typically purchase natural gas under mid- to long-term supply arrangements with terms that range from one to three years and, through these agreements, typically agree on a portion of the price with the relevant supplier in advance of the period in which the natural gas will be delivered, which shields the Company from the full impact of increased natural gas prices, while such agreements remain in effect. However, if new agreements are entered into during periods when prices have increased, this would lead to cost inflation and could impact the Company’s profitability if the Company is not able to pass on these increased costs to customers. Moreover, higher global energy costs in Europe are expected in future periods driven by the conflicts in the Middle East.

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

The Company relies on third parties to provide equipment and materials needed for its capital expenditure projects. The global supply chain for the Company’s capital expenditure projects has been, and may continue to be impacted by disruptions, such as political events, international trade disputes or other geopolitical tensions, acts of terrorism, hostilities or wars (such as the continued conflicts in the Middle East and between Russia and Ukraine), natural disasters, public health issues, such as a pandemic, industrial accidents, inflation, and other business interruptions. Global supply chain disruptions may continue to adversely impact the Company’s ability to procure materials and equipment in a timely and cost-effective manner, which may negatively impact the Company’s operating costs and timelines for capital expenditure projects and limit the Company’s sales opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit 4.1

Indenture, dated as of May 18, 2026, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and Regions Bank, as trustee (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated May 18, 2026, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarterly period ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	July 29, 2026	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer