Form 10-Q
period 2026-09-30
O-I Glass, Inc. /DE/
filed 2026-10-28
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2026

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of September 30, 2026 was 153,942,839.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$1,623	$1,653	$4,830	$4,926
Cost of goods sold	(1,428)	(1,353)	(4,222)	(4,047)

Gross profit	195	300	608	879

Selling and administrative expense	(88)	(105)	(261)	(318)
Research, development and engineering expense	(7)	(8)	(26)	(33)
Interest expense, net	(86)	(91)	(251)	(257)
Equity earnings	23	31	78	82
Other expense, net (incl. goodwill impairment)	(3)	(69)	(994)	(270)

Earnings (loss) before income taxes	34	58	(846)	83
Provision for income taxes	(39)	(21)	(195)	(57)

Net earnings (loss)	(5)	37	(1,041)	26
Net earnings attributable to non-controlling interests	(8)	(7)	(17)	(17)
Net earnings (loss) attributable to the Company	$(13)	$30	$(1,058)	$9

Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.08)	$0.19	$(6.90)	$0.06
Weighted average shares outstanding (thousands)	153,812	153,571	153,335	153,757

Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.08)	$0.19	$(6.90)	$0.06
Weighted average diluted shares outstanding (thousands)	153,812	155,215	153,335	155,406

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net earnings (loss)	$(5)	$37	$(1,041)	$26
Other comprehensive income (loss):
Foreign currency translation adjustments	(64)	63	50	373
Pension and other postretirement benefit adjustments, net of tax	7	8	18	(2)
Change in fair value of derivative instruments, net of tax	53	(1)	74	(106)
Other comprehensive income (loss)	(4)	70	142	265
Total comprehensive income (loss)	(9)	107	(899)	291
Comprehensive income attributable to non-controlling interests	(10)	(12)	(27)	(27)
Comprehensive income (loss) attributable to the Company	$(19)	$95	$(926)	$264

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,	September 30,
	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	$379	$759	$556
Trade receivables, net of allowance of $34 million, $31 million, and $32 million at September 30, 2026, December 31, 2025 and September 30, 2025	867	601	891
Inventories	944	1,002	982
Prepaid expenses and other current assets	297	239	231
Total current assets	2,487	2,601	2,660

Property, plant and equipment, net	3,397	3,447	3,441
Goodwill, net	580	1,487	1,480
Intangibles, net	168	188	193
Other assets	1,369	1,520	1,484
Total assets	$8,001	$9,243	$9,258

Liabilities and share owners’ equity
Current liabilities:
Accounts payable	$1,099	$1,201	$1,081
Short-term loans and long-term debt due within one year	183	162	170
Other liabilities	657	726	742
Total current liabilities	1,939	2,089	1,993

Long-term debt	4,736	4,837	4,946
Other long-term liabilities	790	872	849
Share owners' equity	536	1,445	1,470
Total liabilities and share owners’ equity	$8,001	$9,243	$9,258

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$(1,041)	$26
Non-cash charges (credits)
Depreciation and amortization	365	361
Deferred tax provision (benefit)	14	(36)
Pension expense	26	23
Stock-based compensation expense	10	12
Goodwill impairment	873
Change in European valuation allowance on deferred tax assets	96
Restructuring, asset impairment and related charges	60	255
(Gain) loss on sale of joint venture and miscellaneous assets	34	(7)
Legacy environmental charge		4
Cash payments
Pension contributions	(21)	(25)
Cash paid for restructuring activities	(141)	(109)
Legacy environmental settlement paid		(17)
Change in components of working capital	(225)	(238)
Other, net (a)	(85)	(51)
Cash provided by (utilized in) operating activities	(35)	198
Cash flows from investing activities:
Cash payments for property, plant and equipment	(318)	(339)
Net cash proceeds on sale of joint venture and miscellaneous assets	24	26
Net cash receipts (payments) from hedging activities	(2)	4
Cash utilized in investing activities	(296)	(309)
Cash flows from financing activities:
Additions to long-term debt	1,335	2,302
Repayments of long-term debt	(1,381)	(2,333)
Increase in short-term loans	15	10
Payment of finance fees	(7)	(12)
Shares repurchased	(10)	(30)
Net cash receipts (payments) for hedging activity	3	(23)
Distributions to non-controlling interests	(12)	(10)
Other, net(b)	(4)	(7)
Cash utilized in financing activities	(61)	(103)
Effect of exchange rate fluctuations on cash	12	36
Change in cash	(380)	(178)
Cash at beginning of period	759	734
Cash at end of period	$379	$556
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.
(b)	Other, net includes share settlement activity.

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

Financial information for the three months ended September 30, 2026 and 2025 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings (loss) before income taxes:

	Three months ended September 30,
	2026			2025
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$970	$634	$1,604	$940	$688	$1,628
Other			19			25
Net Sales			$1,623			$1,653
Less:
Cost of goods sold	809	601		771	558
Selling, administrative, engineering and research and development expenses	37	32		44	42
Equity earnings	(21)	(2)		(24)	(7)
Other segment expenses (income)	8	1		9
Segment operating profit	$137	$2	$139	$140	$95	$235
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(27)			(26)
Restructuring, asset impairment and other charges			(3)			(61)
Gain on sale of joint venture and misc. assets			11			1
Interest expense, net			(86)			(91)
Earnings before income taxes			$34			$58

Financial information for the nine months ended September 30, 2026 and 2025 regarding the Company’s reportable segments is as follows, as well as a reconciliation of segment operating profit to earnings (loss) before income taxes:

	Nine months ended September 30,
	2026			2025
	Americas	Europe	Total	Americas	Europe	Total
Reportable segment net sales	$2,790	$1,993	$4,783	$2,756	$2,095	$4,851
Other			47			75
Net Sales			$4,830			$4,926

Less:
Cost of goods sold	2,282	1,895		2,246	1,730
Selling, administrative, engineering and research and development expenses	106	104		129	133
Equity earnings	(65)	(14)		(62)	(20)
Other segment expenses (income)	23	1		27	(1)
Segment operating profit	$444	$7	$451	$416	$253	$669
Items excluded from segment operating profit:
Reconciliation of segment operating profit
Retained corporate costs and other			(81)			(80)
Goodwill impairment			(873)
Restructuring, asset impairment and other charges			(58)			(252)
Gain (loss) on sale of joint venture and misc. assets			(34)			7
Legacy environmental charge						(4)
Interest expense, net			(251)			(257)
Earnings (loss) before income taxes			$(846)			$83

	As of September 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Total assets:
2026	$4,789	$2,902	$7,691	$310	$8,001
2025	4,809	3,924	8,733	525	9,258
Equity investments:
2026	$448	$208	$656	$34	$690
2025	482	207	689	37	726

	Three months ended September 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Equity earnings:
2026	$21	$2	$23	$—	$23
2025	24	7	31	—	31
Capital expenditures:
2026	$49	$32	$81	$—	$81
2025	45	54	99	1	100
Depreciation and amortization expense:
2026	$74	$44	$118	$4	$122
2025	72	44	116	4	120

	Nine months ended September 30,
			Reportable	Retained	Consoli-
			Segment	Corp Costs	dated
	Americas	Europe	Totals	and Other	Totals
Equity earnings:
2026	$65	$14	$79	$(1)	$78
2025	62	20	82	—	82
Capital expenditures:
2026	$163	$154	$317	$1	$318
2025	148	174	322	17	339
Depreciation and amortization expense:
2026	$218	$129	$347	$11	$358
2025	215	124	339	14	353

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	As of September 30,
	U.S.	Non-U.S.	Total
2026	$776	$2,788	$3,564
2025	760	2,871	3,631

The Company’s net sales by geographic region are as follows:

	Three months ended September 30,
	U.S.	Non-U.S.	Total
2026	$421	$1,202	$1,623
2025	433	1,220	1,653

Operations outside the U.S. that accounted for 10% or more of consolidated net sales during the three months ended September 30, 2026 and 2025 were in Italy (2026-12%, 2025-13%), and Mexico (2026-16%, 2025-14%).

	Nine months ended September 30,
	U.S.	Non-U.S.	Total
2026	$1,255	$3,575	$4,830
2025	1,320	3,606	4,926

Operations outside the U.S. that accounted for 10% or more of consolidated net sales during the nine months ended September 30, 2026 and 2025 were in France (2026-11%, 2025-11%), Italy (2026-12%, 2025-13%), and Mexico (2026-14%, 2025-13%).

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

For the three- and nine-month periods ended September 30, 2026 and 2025, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded in the Condensed Consolidated Balance Sheets.

The following tables for the three months ended September 30, 2026 and 2025 disaggregate the Company’s revenue by customer end use:

	Three months ended September 30, 2026
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$524	$428	$952
Food and other	236	125	361
Non-alcoholic beverages	210	81	291
Reportable segment totals	$970	$634	$1,604
Other			19
Net sales			$1,623

	Three months ended September 30, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$514	$465	$979
Food and other	232	141	373
Non-alcoholic beverages	194	82	276
Reportable segment totals	$940	$688	$1,628
Other			25
Net sales			$1,653

The following tables for the nine months ended September 30, 2026 and 2025 disaggregate the Company’s revenue by customer end use:

	Nine months ended September 30, 2026
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,499	$1,393	$2,892
Food and other	721	362	1,083
Non-alcoholic beverages	570	238	808
Reportable segment totals	$2,790	$1,993	$4,783
Other			47
Net sales			$4,830

	Nine months ended September 30, 2025
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$1,552	$1,479	$3,031
Food and other	667	370	1,037
Non-alcoholic beverages	537	246	783
Reportable segment totals	$2,756	$2,095	$4,851
Other			75
Net sales			$4,926

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

At September 30, 2026 and 2025, the Company reported $867 million and $891 million of accounts receivable, respectively, net of allowances of $34 million and $32 million, respectively. Changes in the allowance were not material for each of the three and nine months ended September 30, 2026 and 2025.

4. Inventories

Major classes of inventory at September 30, 2026, December 31, 2025 and September 30, 2025 are as follows:

	September 30,	December 31,	September 30,
	2026	2025	2025
Finished goods	$755	$781	$744
Raw materials	147	182	190
Operating supplies	42	39	48
	$944	$1,002	$982

5. Goodwill

The changes in the carrying amount of goodwill at September 30, 2026, December 31, 2025 and September 30, 2025 are as follows:

	Europe	Americas	Total
Balance as of September 30, 2025	$896	$584	$1,480
Translation effects	1	6	7
Balance as of December 31, 2025	897	590	1,487
Impairment	(873)		(873)
Translation effects	(24)	(10)	(34)
Balance as of September 30, 2026	$—	$580	$580

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

The remaining balance of goodwill in Latin America remains susceptible to future impairment charges.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed during the second quarter of 2026 may have resulted in an impairment in the Company’s Latin America reporting unit. No triggering event was identified in the third quarter of 2026. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

Goodwill for the Americas segment is net of accumulated impairment losses of $1,040 million as of September 30, 2025, December 31, 2025, and September 30, 2026.

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

Commodity Forward Contracts and Collars Designated as Cash Flow Hedges

The Company has entered into commodity forward contracts and collars related to forecasted natural gas requirements, the objective of which is to limit the effects of fluctuations in future market prices of natural gas and the related volatility in cash flows.

An unrecognized loss of $11 million at September 30, 2026 and $0 million at December 31, 2025 and September 30, 2025, respectively, related to the commodity forward contracts and collars was included in Accumulated other comprehensive income (loss) (“Accumulated OCI”), and will be reclassified into earnings over the next 12 months.

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

No unrecognized gains related to cross-currency swaps were included in Accumulated OCI at September 30, 2026, December 31, 2025 and September 30, 2025.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed and variable interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $3 million, $1 million and $1 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

During the third quarter of 2025, the Company terminated a portion of its cross-currency swaps, which resulted in a $17 million payment as disclosed in the financing activities section of the Condensed Consolidated Cash Flows.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2026, December 31, 2025 and September 30, 2025:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2026	2025	2025	2026	2025	2025
Derivatives designated as hedging instruments:
Commodity forward contracts and collars (a)	$72	$—	$—	$4	$2	$1
Fair value hedges of foreign exchange risk (b)	2	1	2	66	78	80
Net investment hedges (c)	11	11	11	167	207	208
Total derivatives accounted for as hedges	$85	$12	$13	$237	$287	$289
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)		2	14	3		3
Total derivatives	$85	$14	$27	$240	$287	$292

Current	$77	$14	$27	$59	$71	$74
Noncurrent	8		-	181	216	218
Total derivatives	$85	$14	$27	$240	$287	$292
(a)	The notional amount of the commodity forward contracts and collars was approximately 39 million, 9 million, and 8 million British Thermal Units at September 30, 2026, December 31, 2025, and September 30, 2025, respectively. The maximum maturity dates are in 2027 at September 30, 2026, December 31, 2025, and September 30, 2025.
(b)	The notional amounts of the fair value hedges of foreign exchange risk were $400 million at September 30, 2026, December 31, 2025 and at September 30, 2025. The maximum maturity dates are in 2030 at September 30, 2026, December 31, 2025 and September 30, 2025.
(c)	The notional amounts of the net investment hedges were €1,176 million at September 30, 2026, December 31, 2025 and at September 30, 2025. The maximum maturity dates are in 2028 at September 30, 2026, December 31 2025, and at September 30, 2025.
(d)	The notional amounts of the foreign exchange derivative contracts were $304 million, $526 million and $544 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. The maximum maturity dates are in 2026 at September 30, 2026 and December 31, 2025 and 2025 at September 30, 2025.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended September 30,		Three months ended September 30,
Derivatives designated as hedging instruments:	2026	2025	2026	2025
Cash Flow Hedges
Commodity forward contracts and collars (a)	$50	$(1)	$(2)	$—
Net Investment Hedges
Net Investment Hedges (b)	9	2	4	3
	$59	$1	$2	$3

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	2026	2025	2026	2025
Cash Flow Hedges
Commodity forward contracts and collars (a)	$38	$4	$(2)	$—
Net Investment Hedges
Net Investment Hedges (b)	49	(109)	10	9
	$87	$(105)	$8	$9

	Amount of Gain (Loss) Recognized in Other expense, net		Amount of Gain (Loss) Recognized in Other expense, net
	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedges:	2026	2025	2026	2025
Foreign exchange derivative contracts	$(1)	$5	$(6)	$30

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) cost of goods sold or (b) interest expense, net.

7. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2026 and 2025 is as follows:

	Fit to Win program
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2026	$81	$—	$51	$132
Charges	6		(1)	5
Write-down of assets to net realizable value				—
Net cash paid, principally severance and related benefits	(40)		(11)	(51)
Other, including foreign exchange translation	1		(1)	—
Balance at September 30, 2026	$48	$—	$38	$86

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2025	$47	$—	$31	$5	$—	3	$86
Charges	13	36	11				60
Write-down of assets to net realizable value		(36)					(36)
Net cash paid, principally severance and related benefits	(25)		(5)	(1)			(31)
Other, including foreign exchange translation			(2)				(2)
Balance at September 30, 2025	$35	$—	$35	$4	$—	$3	$77

Selected information related to the restructuring accruals for the nine months ended September 30, 2026 and 2025 is as follows:

	Fit to Win program
	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2026	$113	$—	$70	$183
Charges	43	2	15	60
Write-down of assets to net realizable value		(2)		(2)
Net cash paid, principally severance and related benefits	(107)		(34)	(141)
Other, including foreign exchange translation	(1)		(13)	(14)
Balance at September 30, 2026	$48	$—	$38	$86

	Fit to Win program			Other Restructuring
	Employee	Asset	Other	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2025	$51	$—	$18	$7	$—	$4	$80
Charges	71	154	30				255
Write-down of assets to net realizable value		(154)					(154)
Net cash paid, principally severance and related benefits	(94)		(11)	(3)		(1)	(109)
Other, including foreign exchange translation	7		(2)				5
Balance at September 30, 2025	$35	$—	$35	$4	$—	$3	$77

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis.

As of September 30, 2026, the Company’s only major restructuring program was the Fit to Win initiative, which is expected to reduce redundant production capacity and begin to optimize the network, as well as streamline other cost areas, such as selling, general and administrative expenses.  Details regarding charges, payments and other changes to the Fit to Win restructuring accruals are presented in the tables above. The Fit to Win initiative is expected to last at least through 2026, and management does not yet have an estimate for the total restructuring charges to be incurred with this program.

For the three and nine months ended September 30, 2026, the Company recorded restructuring, asset impairment and other charges of approximately $5 million and $60 million, respectively, to Other expense, net in the Condensed Consolidated Results of Operations, all of which related to the Fit to Win program. For the three months ended

September 30, 2026, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($1 million), and in the Europe segment ($4 million). For the nine months ended September 30, 2026, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($8 million), Europe segment ($48 million) and Retained corporate costs and other ($4 million). As of September 30, 2026, the Company has incurred cumulative charges of approximately $705 million related to the Fit to Win program. Additional restructuring charges are expected in future quarters when management completes its assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2025, the Company recorded restructuring, asset impairment and related charges of approximately $60 million and $255 million (which included $117 million related to its decision to halt the MAGMA program), respectively, to Other expense, net in the Condensed Consolidated Results of Operations, of which all related to the Fit to Win program. For the three months ended September 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($59 million) and Europe segment ($1 million). For the nine months ended September 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($115 million), Europe segment ($56 million) and Retained corporate costs and other ($84 million). As of September 30, 2025, the Company had incurred cumulative charges of approximately $456 million related to the Fit to Win program.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisals, where applicable) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded during the three and nine months ended September 30, 2026, the remaining carrying value of the impaired assets was approximately $0.

8. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2026 and 2025 are as follows:

	U.S.		Non-U.S.
	Three months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
Service cost	$1	$1	$3	$2
Interest cost	10	11	10	9
Expected asset return	(12)	(13)	(9)	(7)
Amortization of actuarial loss	3	3	3	2
Net periodic pension cost	$2	$2	$7	$6

The components of the net periodic pension cost for the nine months ended September 30, 2026 and 2025 are as follows:

	U.S.		Non-U.S.
	Nine months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service cost	$3	$4	$7	$6
Interest cost	30	32	28	26
Expected asset return	(36)	(38)	(24)	(22)
Amortization of actuarial loss	10	9	8	6
Net periodic pension cost	$7	$7	$19	$16

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

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, Italy, Peru, Poland and Spain. The years under examination range from 2004 through 2025. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows. Due to uncertainties regarding the ultimate resolution of income tax examinations, the Company is not able to reasonably estimate any tax assessments that may be settled at amounts in excess of established reserves in future periods, or the future periods in which any income tax payments to settle these provisions for income tax uncertainties may be made.

10. Debt

The following table summarizes the long-term debt of the Company at September 30, 2026, December 31, 2025, and September 30, 2025:

	September 30,	December 31,	September 30,
	2026	2025	2025
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$90	$—	$90
Term Loans:
Term Loans A	789	799	798
Term Loans B	639	643	643
Senior Notes:
6.625%, due 2027		610	610
6.250%, due 2028 (€600 million)	677	700	699
5.250%, due 2029 (€500 million)	562	581	580
4.750%, due 2030	398	397	397
7.250%, due 2031	685	684	684
7.375%, due 2032	297	297	296
9.500%, due 2033	493
Finance leases	142	174	178
Other	27	18	9
Total long-term debt	4,799	4,903	4,984
Less amounts due within one year	63	66	38
Long-term debt	$4,736	$4,837	$4,946

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

At September 30, 2026, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, the U.S. dollar equivalent of $800 million in term loan A facilities ($789 million outstanding balance at September 30, 2026, net of debt issuance costs) and $650 million in term loan B facilities ($639 million outstanding balance at September 30, 2026, net of debt issuance costs). At September 30, 2026, the Company’s subsidiaries that are party to the Credit Agreement had unused credit of $1.15 billion available under the revolving credit facilities as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2026 was 5.77%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2026, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2026, the Company redeemed $612 million aggregate principal amount of the outstanding 6.625% Senior Notes due 2027. The redemption was funded in part with the proceeds from the May 2026 senior notes issuance described above. The Company recorded approximately $1 million of additional interest charges related to this senior note redemption for the write-off of unamortized finance fees.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at September 30, 2026 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
6.250%, due 2028 (€600 million)	$680	99.84	$679
5.250%, due 2029 (€500 million)	567	96.54	547
4.750%, due 2030	400	86.98	348
7.250%, due 2031	690	86.94	600
7.375%, due 2032	300	85.71	257
9.500%, due 2033	500	93.30	467

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

The Company has recorded aggregate accruals of approximately $20 million, $21 million and $21 million (undiscounted) as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively, for estimated future remediation and monitoring costs at these sites. Although the Company believes its accruals are adequate to cover its portion of future remediation and monitoring costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flows.

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

The Company is being investigated by authorities in France for alleged anti-competitive conduct in that country. To date, the French authorities have not officially charged the Company’s business in that country with any violations of competition law. With regard to the above, the Company is committed to compliance with laws in the jurisdictions it operates and maintains policies and procedures regarding competition law.  If the authorities in France find that the Company or any of its subsidiaries or joint ventures violated competition law, they could levy fines, which amounts could be material. At this stage, the Company is unable to predict the ultimate outcome of the investigations, and any potential loss cannot be estimated.

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

12. Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2026 and 2025 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings/(Accumulated	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Deficit)	Loss	Interests	Equity
Balance on July 1, 2026	$2	$3,021	(661)	$(497)	$(1,482)	$156	$539
Reissuance of common stock (0.3 million shares)		(5)	6				1
Stock compensation (0.0 million shares)		5					5
Net earnings (loss)				(13)		8	(5)
Other comprehensive income (loss)					(6)	2	(4)
Balance on September 30, 2026	$2	$3,021	$(655)	$(510)	$(1,488)	$166	$536

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2025	$2	$3,037	$(674)	$656	$(1,785)	$133	$1,369
Reissuance of common stock (0.1 million shares)		(2)	4				2
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		4					4
Net earnings				30		7	37
Other comprehensive income					65	5	70
Distributions to non-controlling interests						(2)	(2)
Balance on September 30, 2025	$2	$3,029	$(670)	$686	$(1,720)	$143	$1,470

The activity in share owners’ equity for the nine months ended September 30, 2026 and 2025 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings/(Accumulated	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Deficit)	Loss	Interests	Equity
Balance on January 1, 2026	$2	$3,031	$(667)	$548	$(1,620)	$151	$1,445
Reissuance of common stock (0.7 million shares)		(10)	16				6
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (0.9 million shares)		10					10
Net earnings (loss)				(1,058)		17	(1,041)
Other comprehensive income					132	10	142
Distributions to non-controlling interests						(12)	(12)
Other			(4)				(4)
Balance on September 30, 2026	$2	$3,021	$(655)	$(510)	$(1,488)	$166	$536

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2025	$2	$3,053	$(677)	$676	$(1,975)	$126	$1,205
Reissuance of common stock (0.5 million shares)		(6)	14				8
Shares repurchased (2.5 million shares)		(30)					(30)
Stock compensation (1.4 million shares)		12					12
Net earnings				9		17	26
Other comprehensive income					255	10	265
Distributions to non-controlling interests						(10)	(10)
Other			(7)				(7)
Balance on September 30, 2025	$2	$3,029	$(670)	$686	$(1,720)	$143	$1,470

The Company’s Board of Directors has authorized a $100 million anti-dilutive share repurchase program, which is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. During the three months ended September 30, 2026, no shares of the Company’s common stock were repurchased. Approximately $30 million remained available for purchases under this program as of September 30, 2026.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2026	2025	2025

Shares of common stock issued (including treasury shares)	184,180	183,531	184,339

Treasury shares	30,237	30,558	30,744

13. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2026 and 2025 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2026	$(913)	$(98)		$(471)		$(1,482)
Change before reclassifications	(66)	57				(9)
Amounts reclassified from accumulated other comprehensive income (loss)		2	(a)	6	(b)	8
Tax effect		(6)		1		(5)
Other comprehensive income (loss) attributable to the Company	(66)	53		7		(6)
Balance on September 30, 2026	$(979)	$(45)		$(464)		$(1,488)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2025	$(1,130)	$(119)		$(536)		$(1,785)
Change before reclassifications	58	(1)		(1)		56
Amounts reclassified from accumulated other comprehensive income (loss)		3	(a)	5	(b)	8
Translation effect				4		4
Tax effect		(3)				(3)
Other comprehensive income (loss) attributable to the Company	58	(1)		8		65
Balance on September 30, 2025	$(1,072)	$(120)		$(528)		$(1,720)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2026 and 2025 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2026	$(1,019)	$(119)		$(482)		$(1,620)
Change before reclassifications	40	69		(2)		107
Amounts reclassified from accumulated other comprehensive income (loss)		8	(a)	18	(b)	26
Translation effect				2		2
Tax effect		(3)				(3)
Other comprehensive income attributable to the Company	40	74		18		132
Balance on September 30, 2026	$(979)	$(45)		$(464)		$(1,488)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2025	$(1,435)	$(14)		$(526)		$(1,975)
Change before reclassifications	363	(112)		(2)		249
Amounts reclassified from accumulated other comprehensive income (loss)		9	(a)	15	(b)	24
Translation effect				(14)		(14)
Tax effect		(3)		(1)		(4)
Other comprehensive income (loss) attributable to the Company	363	(106)		(2)		255
Balance on September 30, 2025	$(1,072)	$(120)		$(528)		$(1,720)
(a)	Amount is recorded to cost of goods sold and interest expense, net in the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net post-retirement benefit cost.

14. Other Expense, Net

Other expense, net for the three and nine months ended September 30, 2026 and 2025 included the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Goodwill impairment (see Note 5)	$—	$—	$(873)	$—
Restructuring, asset impairment and other charges	(3)	(61)	(58)	(252)
Gain (loss) on sale of joint venture and misc. assets	11	1	(34)	7
Legacy environmental charge (see Note 11)				(4)
Intangible amortization expense	(7)	(7)	(20)	(20)
Foreign currency exchange loss	(2)	(4)	(3)	(7)
Royalty income	4	4	12	14
Other expense	(6)	(2)	(18)	(8)
Other expense, net	$(3)	$(69)	$(994)	$(270)

In the first nine months of 2026, the Company recorded pre-tax losses of approximately $34 million, primarily related to the sale of its share of a joint venture in the former Asia Pacific region. In the first nine months of 2025, the Company recorded pre-tax gains of approximately $7 million on the sale of land and buildings of previously closed plants in the Americas and Europe.

15. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
Numerator:
Net earnings (loss) attributable to the Company	$(13)	$30
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,812	153,571
Effect of dilutive securities:
Stock options and other		1,644
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	153,812	155,215
Basic earnings (loss) per share:
Net earnings (loss) attributable to the Company	$(0.08)	$0.19
Diluted earnings (loss) per share:
Net earnings (loss) attributable to the Company	$(0.08)	$0.19

The diluted loss per share computation for the three months ended September 30, 2026 and 2025 excludes 1,594,147 and 4,431 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the three months ended September 30, 2026, diluted loss per share of common stock was equal to basic loss per share of common stock due to the net loss attributable to the Company.

The following table sets forth the computation of basic and diluted loss per share for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Numerator:
Net earnings (loss) attributable to the Company	$(1,058)	$9
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	153,335	153,757
Effect of dilutive securities:
Stock options and other		1,649
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	153,335	155,406
Basic earnings (loss) per share:
Net earnings (loss) attributable to the Company	$(6.90)	$0.06
Diluted earnings (loss) per share:
Net earnings (loss) attributable to the Company	$(6.90)	$0.06

The diluted loss per share computation for the nine months ended September 30, 2026 and 2025 excludes 1,279,151 and 359,986 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes unvested restricted stock units and performance vested restricted share units. For the nine months ended September 30, 2026, diluted loss per share of common stock was equal to basic loss per share of common stock due to the net loss attributable to the Company.

16. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Nine months ended September 30,
	2026	2025
U.S.	$12	$10
Non-U.S.	75	70
Total income taxes paid in cash	$87	$80

Interest paid in cash for the nine months ended September 30, 2026 and 2025 was $212 million and $218 million, respectively.

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. Sales of trade receivables are accounted for in accordance with ASC Topic 860, Transfers and Servicing.  Trade receivables sold under the factoring programs are transferred without recourse to the Company and accounted for as true sales and, therefore, are excluded from Trade receivables, net in the Condensed Consolidated Balance Sheets. At September 30, 2026, December 31, 2025 and September 30, 2025, the total amount of trade receivables sold by the Company was $457 million, $531 million, and $452 million, respectively. These amounts included $186 million, $159 million and $204 million at September 30, 2026, December 31, 2025, and September 30, 2025, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. The Company is the master servicer for the factoring programs that are not associated with key customers and is responsible for administering and collecting receivables.

The Company’s use of its accounts receivable factoring programs resulted in an increase to cash utilized by operating activities of approximately $74 million and $83 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded expenses related to these factoring programs of approximately $12 million and $13 million, respectively.

In addition, the Company has agreements with third-party administrators that allow participating vendors to track the Company’s payments and, if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of a Supply Chain Financing (“SCF”) Program.

The Company’s outstanding obligations under the SCF Program are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Confirmed obligations outstanding at the beginning of the period	$62	$62	$69	$82
Invoices confirmed during the period	79	95	229	263
Confirmed invoices paid during the period	(78)	(86)	(235)	(274)
Confirmed obligations outstanding at the end of the period	$63	$71	$63	$71

17. Subsequent Events

In late October 2026, the Company decided to initiate a process with employee representatives regarding the proposed permanent closure of a production facility in Europe.  This action is part of the Company’s Fit to Win initiative to reduce redundant production capacity and begin to optimize its network.  No final decision will be made until that process is complete.

As a result, subject to the finalization of certain estimates, the Company expects to record charges associated with this closure ranging from approximately $100 million to $120 million in the fourth quarter of 2026.  Major components of the charges range from approximately $60 million to $70 million for impairment of plant-related assets, such as the closed furnace and related machinery, and range from $40 million to $50 million for one-time employee separation benefits and other costs related to the closures that would result in future cash expenditures.

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

Financial information for the three and nine months ended September 30, 2026 and 2025 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Sales:
Americas	$970	$940	$2,790	$2,756
Europe	634	688	1,993	2,095
Reportable segment totals	1,604	1,628	4,783	4,851
Other	19	25	47	75
Net Sales	$1,623	$1,653	$4,830	$4,926

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net earnings (loss) attributable to the Company	$(13)	$30	$(1,058)	$9
Net earnings attributable to non-controlling interests	8	7	17	17
Net earnings (loss)	(5)	37	(1,041)	26
Provision for income taxes	39	21	195	57
Earnings (loss) before income taxes	34	58	(846)	83
Items excluded from segment operating profit:
Retained corporate costs and other	27	26	81	80
Goodwill impairment			873
Restructuring, asset impairment and other charges	3	61	58	252
(Gain) loss on sale of joint venture and misc. assets	(11)	(1)	34	(7)
Legacy environmental charge				4
Interest expense, net	86	91	251	257
Segment operating profit	$139	$235	$451	$669

Americas	137	140	444	416
Europe	2	95	7	253
Reportable segment totals	$139	$235	$451	$669

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2026 and 2025

Net sales in the third quarter of 2026 decreased $30 million, or approximately 2%, compared to the same period in the prior year, primarily due to the impact from lower sales volume, lower average selling prices and a divestiture of a plant, partially offset by favorable foreign currency translation.

Earnings before income taxes decreased by $24 million in the third quarter of 2026 compared to the same quarter in 2025. This change was primarily due to lower segment operating profit in Europe, partially offset by lower restructuring charges.

Segment operating profit of reportable segments in the third quarter of 2026 was $96 million lower compared to the same period in the prior year, primarily due to lower net prices (net of cost inflation) and lower sales volumes, partially offset by lower operating costs and the favorable impact of foreign currency translation. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiative, partially offset by lower production volumes, lower joint-venture performance, higher freight and other costs and the nonoccurrence of several adjustments recorded in the third quarter of 2025.

Net interest expense in the third quarter of 2026 decreased $5 million compared to the third quarter of 2025, primarily due to the non-recurrence of prior period write-offs of deferred finance fees and related charges due to refinancing activity.

The effective tax rate for the third quarter of 2026 differed from the third quarter of 2025 due to a change in the mix of geographic earnings in the third quarter of 2026 and a benefit from adjustments to deferred income taxes in the third quarter of 2025 as a result of an agreement with Tax Authorities in Europe.

In the third quarter of 2026, the Company recorded a net loss attributable to the Company of $13 million, or $0.08 per share, compared to net earnings attributable to the Company of $30 million, or $0.19 per share, in the third quarter of 2025. As discussed below, net loss or net earnings attributable to the Company in 2026 and 2025, respectively, included items that management considers not representative of ongoing operations and other adjustments. These items decreased net loss attributable to the Company by $2 million, or $0.01 per share, in the third quarter of 2026 and decreased net earnings attributable to the Company by $45 million, or $0.29 per share, in the third quarter of 2025.

Results of Operations — Third Quarter of 2026 Compared with Third Quarter of 2025

Net Sales

The Company’s net sales in the third quarter of 2026 were $1,623 million compared with $1,653 million in the third quarter of 2025, a decrease of $30 million, or approximately 2%. Glass container shipments, in tons, were down approximately 3% in the third quarter of 2026 (down approximately 2% excluding the impact of a divestiture), which decreased net sales by approximately $48 million compared to the same period in the prior year. Sales demand was sluggish and uneven across markets and categories, yet shipment trends have improved sequentially in each quarter in 2026. Shipments to food and non-alcoholic beverage customers continues to outperform shipments to alcohol customers. Average selling prices modestly declined, which decreased net sales by $11 million in the third quarter of 2026. Favorable foreign currency exchange rates increased net sales by $35 million in the third quarter of 2026 compared to the same period in the prior year. Other sales were approximately $6 million lower in the third quarter of 2026 than in the same quarter in the prior year, driven by the divestiture of a plant in the fourth quarter of 2025 in the former Asia Pacific region.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2025		$1,628
Price	$(11)
Sales volume and mix	(48)
Effects of changing foreign currency rates	35
Total effect on reportable segment net sales		(24)
Reportable segment net sales - 2026		$1,604

Americas: Net sales in the Americas in the third quarter of 2026 were $970 million compared to $940 million in the third quarter of 2025, an increase of $30 million, or more than 3%. Selling prices increased approximately 1.6% in the region, which increased net sales by $15 million in the third quarter of 2026. Glass container shipments were approximately 1.3% lower in the third quarter of 2026, which decreased net sales by approximately $27 million, with sluggish market conditions, disruptions from the earthquake in the Andean region and the onset of the U.S.-Canada trade dispute impacting the quarter. Strong shipment growth in Latin America largely offset headwinds in North America, which was concentrated in the wine and spirits categories. The favorable effects of foreign currency exchange rate changes increased net sales by $42 million in the third quarter of 2026 compared to the same period in 2025, as the Brazilian Real, Colombian Peso and Mexican Peso strengthened compared to the U.S. dollar.

Europe: Net sales in Europe in the third quarter of 2026 were $634 million compared to $688 million in the third quarter of 2025, a decrease of $54 million, or approximately 8%. Selling prices were approximately 3.8% lower in Europe, which decreased net sales by $26 million in the third quarter of 2026. Glass container shipments decreased by approximately 3.7% in the third quarter of 2026, which decreased net sales by approximately $21 million. Shipments increased in the United Kingdom and remained stable in Northern Europe, while Southern Europe remained under pressure, particularly in wine – a category that continues to suffer declining consumer and export volumes. Unfavorable effects of foreign currency exchange rate changes decreased net sales by $7 million in the third quarter of 2026 compared to the same period in the prior year, as the Euro slightly weakened compared to the U.S. dollar.

Earnings (Loss) Before Income Taxes and Segment Operating Profit

Earnings before income taxes was $34 million in the third quarter of 2026 compared to $58 million in the third quarter of 2025, a decrease of $24 million, or 41%.  This decrease was primarily due to lower segment operating profit in Europe, partially offset by lower restructuring charges.

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

Segment operating profit of reportable segments in the third quarter of 2026 was $139 million, compared to $235 million in the third quarter of 2025, a decrease of $96 million, or 41%. This decrease was primarily due to lower net prices (net of cost inflation) and lower sales volumes. Operating costs were lower and favorably impacted by approximately $45 million of benefits from the Company’s Fit to Win initiative (below the Company's prior expectations, reflecting the slower pace of recovery in Europe), partially offset by approximately $37 million related to lower production volumes, lower joint-venture performance, higher freight and other costs and the nonoccurrence of several adjustments recorded in the third quarter of 2025. Favorable foreign currency exchange rates increased segment operating profit by $7 million in the third quarter of 2026 compared to the same quarter in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2025		$235
Net price (net of cost inflation)	$(97)
Sales volume and mix	(14)
Operating costs	8
Effects of changing foreign currency rates	7
Total net effect on reportable segment operating profit		(96)
Reportable segment operating profit - 2026		$139

Americas: Segment operating profit in the Americas was $137 million in the third quarter of 2026, compared to $140 million in the third quarter of 2025, a decrease of $3 million, or approximately 2%. Higher cost inflation, especially energy costs, exceeded higher selling prices and resulted in a $6 million decrease to segment operating profit in the third quarter of 2026. The impact of lower shipments discussed above decreased segment operating profit by $10 million in the third quarter of 2026 compared to the same quarter in 2025. The effects of foreign currency exchange rates increased segment operating profit by $10 million in the third quarter of 2026.

In addition, operating costs in the third quarter of 2026 were $3 million lower than in the same period in the prior year, primarily due to approximately $18 million in savings from the Company’s Fit to Win initiative, partially offset by $15 million from costs related to lower joint-venture performance, higher freight and other costs, as well as the nonoccurrence of $6 million of insurance claims recorded in the third quarter of 2025.

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

Europe: Segment operating profit in Europe was $2 million in the third quarter of 2026 compared to $95 million in the third quarter of 2025, a decrease of $93 million, or approximately 98%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $91 million in the third quarter of 2026 compared to the same quarter in 2025 due to elevated competitive pressures and elevated energy and freight costs. The region’s energy and freight costs were approximately $15 million above the Company’s expectations entering the quarter. The impact of lower shipments discussed above decreased segment operating profit by approximately $4 million.

Partially offsetting this was the benefit of $5 million of lower operating costs in the third quarter of 2026 compared to the same quarter in 2025. Lower operating costs were driven by approximately $27 million of benefits from the Fit to Win initiative and approximately $11 million in one-time benefits, primarily related to a business tax resolution. These benefits were partially offset by $33 million from higher costs related to lower production volumes, lower joint-venture performance, the nonoccurrence of a $13 million favorable adjustment to the segment’s carbon emissions accrued liabilities in the third quarter of 2025 and other costs. The effects of foreign currency exchange rates decreased segment operating profit by $3 million in the third quarter of 2026.

Europe’s year-to-date segment operating profit is down significantly in 2026. Commercial pressures and elevated energy and freight costs have weighed on results, with internal supply-chain challenges compounding these headwinds. The Company has established a detailed recovery plan focused on improving commercial performance, managing energy costs, as well as driving plant and supply-chain efficiencies. These actions are expected to help improve future earnings and cash flow in 2027.

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

Interest Expense, Net

Net interest expense in the third quarter of 2026 was $86 million compared to $91 million in the third quarter of 2025, primarily due to the non-recurrence of prior period write-offs of deferred finance fees and related charges due to refinancing activity.

Provision for Income Taxes

The Company’s effective tax rate from operations for the third quarter of 2026 was 115% compared to 36% for the third quarter of 2025.  The effective tax rate for the third quarter of 2026 differed from the third quarter of 2025 due to a change in the mix of geographic earnings in the third quarter of 2026 and a benefit from adjustments to deferred income taxes in the third quarter of 2025 as a result of an agreement with Tax Authorities in Europe.

Net Loss Attributable to the Company

For the third quarter of 2026, the Company recorded a net loss attributable to the Company of $13 million, or $0.08 per share, compared to net earnings attributable to the Company of $30 million, or $0.19 per share, in the third quarter of 2025. Net loss attributable to the Company in the third quarter of 2026 and 2025 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Loss
	(Increase)
	Decrease
Description	2026	2025
Restructuring, asset impairment and other charges	$(3)	$(61)
Gain on sale of joint venture and misc. assets	11	1
Charges for note repurchase premiums and write-off of deferred finance fees and related charges		(7)
Deferred tax benefits		21
Net (expense) benefit for income tax on items above	(2)	1
Net impact of non-controlling interests on items above	(4)
Total	$2	$(45)

Executive Overview — Nine months ended September 30, 2026 and 2025

Net sales for the first nine months of 2026 decreased $96 million, or approximately 2%, compared to the same period in the prior year, primarily due to the impact from lower sales volumes and lower average selling prices and a divestiture of a plant, partially offset by favorable foreign currency translation.

Loss before income taxes changed by $929 million in the first nine months of 2026 compared to earnings before income taxes in the same period in 2025. This change was primarily due to a goodwill impairment and lower segment operating profit in Europe, partially offset by lower restructuring charges in the first nine months of 2026.

Segment operating profit of reportable segments in the first nine months of 2026 was $218 million lower compared to the same period in the prior year, primarily due to lower net prices (net of cost inflation) and lower sales volumes, partially offset by lower operating costs and the favorable impact of foreign currency translation. Operating costs were favorably impacted by benefits from the Company’s Fit to Win initiative, partially offset by temporary production curtailments, furnace events, operational disruptions following recent plant restructuring actions, other costs and the non-occurrence of certain one-time benefits in the same period in the prior year.

Net interest expense in the first nine months of 2026 decreased $6 million compared to the same period in 2025, primarily due to lower write-offs of deferred finance fees and related charges due to refinancing activity.

The effective tax rate for the first nine months of 2026 differed from the first nine months of 2025 due to non-deductible goodwill impairment charges, the additional $96 million change in European valuation allowance on deferred tax assets in the first nine months of 2026, benefits from adjustments to deferred income taxes as a result of an agreement with Tax Authorities in Europe and a European Investment incentive in the first nine months of 2025, and a change in the mix of geographic earnings.

For the first nine months of 2026, the Company recorded a net loss attributable to the Company of $1,058 million, or $6.90 per share, compared to net earnings attributable to the Company of $9 million, or $0.06 per share (diluted), in the first nine months of 2025. As discussed below, net loss attributable to the Company in 2026 and 2025 included items that management considers not representative of ongoing operations and other adjustments. These items increased net loss attributable to the Company by $1,066 million, or $6.95 per share, in the first nine months of 2026 and decreased net earnings attributable to the Company by $209 million, or $1.35 per share, in the first nine months of 2025.

Results of Operations — First Nine Months of 2026 Compared with First Nine Months of 2025

Net Sales

The Company’s net sales in the first nine months of 2026 were $4,830 million compared with $4,926 million in the first nine months of 2025, a decrease of $96 million, or approximately 2%. Average selling prices declined, which decreased net sales by $20 million in the first nine months of 2026. Glass container shipments, in tons, were down approximately 6% in the first nine months of 2026 (down approximately 5% excluding the impact of a divestiture), which decreased net sales by approximately $263 million compared to the same period in the prior year. The Company believes that several factors contributed to lower volumes in the first nine months of 2026, including softer demand in the beer, wine and spirits categories, tougher comparisons as the first nine months of 2025 likely benefitted from higher demand ahead of new U.S. tariffs, competitive pressures, primarily in Europe, and constrained sales opportunities resulting from several furnace events and operational disruptions following recent plant restructuring actions. Food and non-alcoholic beverage glass container sales continue to perform better than beer, wine and spirits sales. Favorable foreign currency exchange rates increased net sales by $215 million in the first nine months of 2026 compared to the same period in the prior year. Other sales were approximately $28 million lower in the first nine months of 2026 than in the same period in the prior year, driven by the divestiture of a plant in the fourth quarter of 2025 in the former Asia Pacific region.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2025		$4,851
Price	$(20)
Sales volume and mix	(263)
Effects of changing foreign currency rates	215
Total effect on reportable segment net sales		(68)
Reportable segment net sales - 2026		$4,783

Americas: Net sales in the Americas in the first nine months of 2026 were $2,790 million compared to $2,756 million in the first nine months of 2025, an increase of $34 million, or approximately 1%. Higher selling prices in the region increased net sales by $74 million in the first nine months of 2026. Glass container shipments were approximately 6% lower in the first nine months of 2026, which decreased net sales by approximately $183 million, due to challenging prior year comparisons, soft demand in the beer and wine categories, ongoing customer inventory adjustments in spirits and a furnace event that constrained sales opportunities. Sales trends were more stable in the food and non-alcoholic beverage categories. Sales volumes in the first nine months of 2026 throughout the segment were down in North America and Mexico and up in South America compared to the same period in 2025. The favorable effects of foreign currency exchange rate changes increased net sales by $143 million in the first nine months of 2026 compared to the same period in 2025, as the Brazilian Real, Colombian Peso and Mexican Peso strengthened compared to the U.S. dollar.

Europe: Net sales in Europe in the first nine months of 2026 were $1,993 million compared to $2,095 million in the first nine months of 2025, a decrease of $102 million, or approximately 5%. Lower average selling prices in Europe decreased net sales by $94 million in the first nine months of 2026. Glass container shipments decreased by approximately 4% in the first nine months of 2026, which decreased net sales by approximately $80 million. The

Company believes that net sales in the first nine months of 2026 were adversely impacted by competitive price pressure in select markets, tougher comparisons, as the first nine months of 2025 likely benefitted from higher demand ahead of new U.S. tariffs, and operational disruptions in the first half of 2026 following recent plant restructuring actions that constrained sales opportunities. Lower shipments were most pronounced to wine customers across Southern Europe. Favorable effects of foreign currency exchange rate changes increased net sales by $72 million in the first nine months of 2026 compared to the same period in the prior year, as the Euro strengthened compared to the U.S. dollar.

Earnings (Loss) Before Income Taxes and Segment Operating Profit

Loss before income taxes was $846 million in the first nine months of 2026 compared to earnings before income taxes of $83 million in the first nine months of 2025, a change of $929 million.  This change was primarily due to a goodwill impairment and lower segment operating profit in Europe, partially offset by lower restructuring charges.

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

Segment operating profit of reportable segments in the first nine months of 2026 was $451 million, compared to $669 million in the first nine months of 2025, a decrease of $218 million, or 33%. This decrease was primarily due to lower net prices (net of cost inflation) and lower sales volumes. Operating costs were lower and favorably impacted by approximately $136 million ($106 million net of disruptions) of benefits from the Company’s Fit to Win initiative (below the Company's expectations, reflecting the slower pace of recovery in Europe), partially offset by approximately $108 million related to temporary production curtailments and lower production volumes, furnace events and operational disruptions following recent plant restructuring actions, other costs and the non-occurrence of certain one-time benefits in the same period in the prior year. Favorable foreign currency exchange rates increased segment operating profit by $28 million in the first nine months of 2026 compared to the same period in the prior year.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2025		$669
Net price (net of cost inflation)	$(226)
Sales volume and mix	(48)
Operating costs	28
Effects of changing foreign currency rates	28
Total net effect on reportable segment operating profit		(218)
Reportable segment operating profit - 2026		$451

Americas: Segment operating profit in the Americas was $444 million in the first nine months of 2026, compared to $416 million in the first nine months of 2025, an increase of $28 million, or approximately 7%. Higher selling prices exceeded higher cost inflation and resulted in a $26 million increase to segment operating profit in the first nine months of 2026. The impact of lower shipments discussed above, partially offset by an improved mix, decreased segment operating profit by $35 million in the first nine months of 2026 compared to the same period in 2025. The effects of foreign currency exchange rates increased segment operating profit by $27 million in the first nine months of 2026.

In addition, operating costs in the first nine months of 2026 were $10 million lower than in the same period in the prior year, primarily due to approximately $55 million in savings from the Company’s Fit to Win initiative. These benefits were partially offset by approximately $45 million from temporary production curtailments to balance supply and demand, several external disruptions, including extreme weather in North America, civil unrest in Mexico and a natural gas pipeline outage in Peru, costs incurred related to a furnace event and the nonoccurrence of insurance settlements recorded in the first nine months of 2025.

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

Europe: Segment operating profit in Europe was $7 million in the first nine months of 2026 compared to $253 million in the first nine months of 2025, a decrease of $246 million, or approximately 97%. Lower net selling prices (net of cost inflation) decreased segment operating profit by $252 million in the first nine months of 2026 compared to the same period in 2025 due to higher energy costs, including the step-up in energy costs following the expiration of favorable energy contracts at the end of 2025, and elevated competitive pressures. The impact of lower shipments discussed above decreased segment operating profit by approximately $13 million.

Partially offsetting this was the benefit of $18 million of lower operating costs in the first nine months of 2026 compared to the same period in 2025, driven by approximately $81 million of benefits from the Fit to Win initiative. These benefits were partially offset by approximately $63 million related to operational disruptions following recent plant restructuring actions, two furnace events, lower production volumes and temporary production curtailments to balance supply and demand and other higher costs.  The effects of foreign currency exchange rates increased segment operating profit by $1 million in the first nine months of 2026.

Europe’s year-to-date segment operating profit is down significantly in 2026. Commercial pressures and elevated energy and freight costs have weighed on results, with internal supply-chain challenges compounding these headwinds. The Company has established a detailed recovery plan focused on improving commercial performance, managing energy costs, as well as driving plant and supply-chain efficiencies. These actions are expected to help improve future earnings and cash flow in 2027.

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

Interest Expense, Net

Net interest expense in the first nine months of 2026 was $251 million compared to $257 million in the first nine months of 2025, primarily due to lower write-offs of deferred finance fees and related charges due to refinancing activity.

Provision for Income Taxes

The Company’s effective tax rate from operations for the nine months ended September 30, 2026 was (23%) compared to 69% for the nine months ended September 30, 2025.  The effective tax rate for the first nine months of 2026 differed from the first nine months of 2025 due to non-deductible goodwill impairment charges, the additional $96 million change in European valuation allowance on deferred tax assets in the first nine months of 2026,  benefits from adjustments to deferred income taxes as a result of an agreement with Tax Authorities in Europe and a European Investment incentive in the first nine months of 2025, and a change in the mix of geographic earnings.

Net Earnings (Loss) Attributable to the Company

For the first nine months of 2026, the Company recorded a net loss attributable to the Company of $1,058 million, or $6.90 per share, compared to net earnings attributable to the Company of $9 million, or $0.06 per share (diluted), in the first nine months of 2025. Net loss attributable to the Company in the first nine months of 2026 and 2025 included items that management considers not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2026	2025
Goodwill impairment	$(873)	$
Restructuring, asset impairment and other charges	(58)		(252)
Legacy environmental charge			(4)
Gain (loss) on sale of joint venture and misc. assets	(34)		7
Charges for note repurchase premiums and write-off of deferred finance fees and related charges	(1)		(7)
Change in European valuation allowance on deferred tax assets	(96)
European investment tax incentive			22
Deferred tax benefits			21
Net benefit for income tax on items above	1		4
Net impact of non-controlling interests on items above	(5)
Total	$(1,066)		$(209)

Forward-Looking Operational and Financial Information

●	Globally, shipments declined approximately 3% year-over-year in the third quarter of 2026 (down approximately 2% excluding the impact of a divestiture). Looking ahead, the Company expects flat to low-single-digit shipment growth in the fourth quarter compared to the prior year supported by easier comparisons and new business wins. For the full year 2026, the Company expects sales volumes will be down approximately 3-4% from the prior year.
●	To help limit energy-cost exposure, the Company has now fixed 100% of its European natural-gas requirements for the remainder of 2026 and more than 90 percent of its forecasted European natural gas needs for 2027 at rates favorable to current index prices. Barring extreme price spikes or supply disruptions, this coverage should significantly limit further changes in direct gas costs for the remainder of the year.
●	Management anticipates generating approximately $180 million of net Fit to Win benefits in 2026, down from the initial estimate of $200 million given the pace of recovery in Europe. On a cumulative basis, the Company expects at least $650 million of Fit to Win benefits through 2027 (with 2024 as a baseline).
●	Cash provided by operating activities is expected to be approximately $125 million for 2026. Capital expenditures in 2026 are expected to be approximately $425 million.
●	Given evolving commercial, energy, and global trade conditions, among other factors, O-I is no longer maintaining its 2027 targets and plans to provide 2027 guidance on its 2026 year-end earnings call. In Europe, earnings will likely remain under pressure through the first quarter of 2027 due to peak energy inflation and normal seasonality.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2026 were $27 million compared to $26 million in the third quarter of 2025 and were $81 million in the first nine months of 2026 compared to $80 million for the same period in 2025. These costs were impacted in the third quarter and first nine months of 2026, primarily due to lower management incentive expenses, higher expenses related to transformation activities, lower recharges to the regions due to decreasing costs, partially offset by approximately $5 million and $29 million of benefits from the Company’s Fit to Win initiative in the third quarter of 2026 and the first nine months of 2026, respectively (consistent with management’s expectations).

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

See Note 5 to the Condensed Consolidated Financial Statements for further information.

Restructuring, Asset Impairment and Other Charges

For the three and nine months ended September 30, 2026, the Company recorded restructuring, asset impairment and other charges of approximately $3 million and $58 million, respectively, to Other expense, net in the Condensed Consolidated Results of Operations. These charges included $5 million and $60 million for the three and nine months ended September 30, 2026, respectively, for restructuring activity, all of which related to the Fit to Win program, and $2 million of other credits for both the three and nine months ended September 30, 2026. For the three months ended September 30, 2026, these restructuring-related charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($1 million) and Europe segment ($4 million). For the nine months ended September 30, 2026, these restructuring-related charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($8 million), Europe segment ($48 million) and Retained corporate costs and other ($4 million). Additional restructuring charges are expected in future quarters when management completes its assessment to reduce redundant production capacity and streamline costs. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2025, the Company recorded restructuring, asset impairment and other charges of approximately $61 million and $252 million (which included $117 million related to its decision to halt the MAGMA program), respectively, to Other expense, net in the Condensed Consolidated Results of Operations. These charges included $60 million and $255 million for the three and nine months ended September 30, 2025, respectively, for restructuring activity, primarily related to the Fit to Win program, and $1 million of other charges and $3 million of other credits for the three and nine months ended September 30, 2025, respectively. For the three months ended September 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($59 million) and Europe segment ($1 million). For the nine months ended September 30, 2025, these charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs in the Americas segment ($115 million), Europe segment ($56 million) and Retained corporate costs and other ($84 million).

See Note 7 to the Condensed Consolidated Financial Statements for further information.

Gain (Loss) on Sale of Miscellaneous Assets

In the third quarter of 2026, the Company recorded pre-tax gains of approximately $11 million, primarily related to the sale of land from a previously closed plant in the Americas. In the first nine months of 2026, the Company recorded pre-tax losses of approximately $34 million, primarily related to the sale of its share of a joint venture in the former Asia Pacific region.

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

At September 30, 2026, the Credit Agreement includes a $1.25 billion multicurrency revolving credit facility, the U.S. dollar equivalent of $800 million in term loan A facilities ($789 million outstanding balance at September 30, 2026, net of debt issuance costs) and $650 million in term loan B facilities ($639 million outstanding balance at September 30, 2026, net of debt issuance costs). At September 30, 2026, the Company’s subsidiaries that are party to the Credit Agreement had unused credit of $1.15 billion available under the revolving credit facility as part of the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2026 was 5.77%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Credit Agreement. In such an event, the applicable borrowers under the Credit Agreement would not be able to request borrowings under the revolving credit facility, and all amounts outstanding under the Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Credit Agreement.  If an event of default occurs under the Credit Agreement and the lenders cause all of the outstanding debt obligations under the Credit Agreement to become due and payable, this could result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2026, the Company was in compliance with all covenants and restrictions in the Credit Agreement.  In addition, the Company believes that it will remain in compliance for the term of the Credit Agreement and that its ability to borrow additional funds under the Credit Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2026, the Company redeemed $612 million aggregate principal amount of the outstanding 6.625% Senior Notes due 2027. The redemption was funded in part with the proceeds from the May 2026 senior notes issuance described above. The Company recorded approximately $1 million of additional interest charges related to this senior note redemption for the write-off of unamortized finance fees.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at September 30, 2026 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of

Operations - Capital Resources and Liquidity - Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

Operating activities: Cash utilized by operating activities was $35 million for the nine months ended September 30, 2026, compared to $198 million of cash provided by operating activities for the first nine months ended September 30, 2025. The increase in cash utilized by operating activities in the first nine months of 2026 was primarily due to a larger net loss and an increase in cash paid for restructuring activities than in the same period in 2025.

Working capital was a use of cash of $225 million in the first nine months of 2026, compared to a use of cash of $238 million in the same period in 2025. The lower use of cash from working capital for the nine months ended September 30, 2026 reflects higher accounts payable exceeding higher accounts receivable compared to the same period in the prior year. The Company’s use of its accounts receivable factoring programs resulted in an increase to cash utilized by operating activities of approximately $74 million and $83 million for the nine months ended September 30, 2026 and 2025, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of September 30, 2026 were slightly higher compared to September 30, 2025.

Investing activities: Cash utilized in investing activities was $296 million and $309 million for the first nine months of 2026 and 2025, respectively. Capital spending for property, plant and equipment was $318 million during the first nine months of 2026, compared to $339 million in the same period in 2025. The Company estimates that its full year 2026 capital expenditures are expected to approximate $425 million. Net cash proceeds on the sale of a joint venture and miscellaneous assets were $24 million and $26 million for the first nine months of 2026 and 2025, respectively.

Financing activities: Cash utilized in financing activities was $61 million and $103 million for the first nine months of 2026 and 2025, respectively. Financing activities included additions to long-term debt of $1,335 million and $2,302 million for the first nine months of 2026 and 2025, respectively. Financing activities included repayments of long-term debt of $1,381 million and $2,333 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Short-term loans increased by $15 million and $10 million for the nine months ended September 30, 2026 and 2025, respectively. The Company received $3 million and paid $23 million for hedging activity for the nine months ended September 30, 2026 and 2025, respectively. During the first nine months of 2026 and 2025, the Company repurchased $10 million and $30 million, respectively, of its common stock. The Company intends to repurchase no additional shares of its common stock in 2026.

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

There have been no other material changes in critical accounting estimates at September 30, 2026 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to achieve expected benefits from cost management, efficiency improvements, and profitability initiatives, such as its Fit to Win initiative, including expected impacts from production curtailments, reduction in force and furnace closures, (2) the Company’s ability to achieve expected benefits from its European recovery plan within the anticipated timeframe, including recovering cost inflation, improving its commercial performance, managing energy cost, securing profitable volume, and improving plant efficiency through Fit to Win and optimizing logistics, (3) the general credit, financial, political, economic, legal and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, trade policies and disputes, financial market conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates, changes in laws or policies, legal proceedings involving the Company, war, civil disturbance or acts of terrorism, natural disasters, public health issues and weather, (4) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current conflicts in the Middle East and between Russia and Ukraine and disruptions in supply of raw materials caused by transportation delays), (5) competitive pressures from other glass container producers and alternative forms of packaging or consolidation among competitors and customers, (6) changes in consumer preferences or customer inventory management practices, (7) the continuing consolidation of the Company’s customer base, (8) risks related to the development, deployment and use of artificial intelligence technologies, (9) the Company’s inability to improve glass melting technology in a cost-effective manner and introduce productivity, process and network optimization actions, (10) unanticipated supply chain and operational disruptions, including higher capital spending, (11) seasonality of customer demand, (12) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (13) labor shortages, labor cost increases or strikes, (14) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (15) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (16) any increases in the underfunded status of the Company’s pension plans, (17) any failure or disruption of the Company’s information technology, or those of third parties on which the Company relies, or any cybersecurity or data privacy incidents affecting the Company or its third-party service providers, (18) risks related to the Company’s indebtedness or changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to generate cash to service indebtedness and refinance debt on favorable terms, (19) risks associated with operating in foreign countries, (20) foreign currency fluctuations relative to the U.S. dollar, (21) changes in tax laws or global trade policies, (22) the Company’s ability to comply with various environmental legal requirements, (23) risks related to recycling and recycled content laws and regulations, (24) risks related to climate-change and air emissions, including related laws or regulations and increased ESG scrutiny and changing expectations from stakeholders, and the other risk factors discussed in the Company’s filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2026 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  Except as disclosed in Note 11 to the Condensed Consolidated Financial Statements, no such proceedings were pending or contemplated as of September 30, 2026.

For further information on legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements, which is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in risk factors at September 30, 2026 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The global credit, financial, political, economic and legal environment can be negatively impacted by numerous events or occurrences, including political events, trade policies and disputes, acts of terrorism, hostilities or wars, natural disasters and public health issues, such as a pandemic. For example, the current conflicts in the Middle East and between Russia and Ukraine, as well as any further escalation or expansion of these conflicts, and any related economic sanctions or other impacts could adversely impact the global credit, financial, economic and legal environment, which could have a material adverse effect on the Company’s operations, including the following:

●	Downturns in the business or financial condition of any of the Company’s customers or suppliers could result in a loss of revenues or a disruption in the supply of raw materials;
●	Unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth and uncertainty surrounding international trade policies and regulations, changes in U.S. immigration policies, as well as disputes and protectionist measures, could negatively affect consumer demand for the Company’s products;
●	Cost inflation, including as a result of imposition of or increase in tariffs and disruptions to the supply chains and restrictions of international shipping driven by geopolitical instability and conflicts, could negatively impact the Company’s costs for energy, labor, materials and services, and impact the Company’s profitability if increased costs are not fully passed on to customers through increased prices of the Company’s products;
●	Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports or exports from or to countries where the Company manufactures or sells, or its customers sell, its products may affect the prices of and demand for the Company’s products;
●	Tightening of credit in financial markets or increasing interest rates could reduce the Company’s ability, as well as the ability of the Company’s customers and suppliers, to obtain future financing;
●	Volatile market performance could affect the fair value of the Company’s pension assets and liabilities, potentially requiring the Company to make significant additional contributions to its pension plans to maintain prescribed funding levels, and may lead to adverse changes in the availability, terms and cost of capital;
●	The deterioration of any of the lending parties under the Company’s revolving credit facility or the creditworthiness of the counterparties to the Company’s derivative transactions could result in such parties’ failure to satisfy their obligations under their arrangements with the Company;
●	A significant weakening of the Company’s financial position or results of operations could result in noncompliance with the covenants under the Company’s indebtedness; and

●	Legal proceedings arising from the Company’s business, including governmental investigations and other government actions could be costly, time-consuming and disruptive to the Company’s operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarterly period ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	October 28, 2026	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer